Form 10-Q
period 2012-09-30
Polonia Bancorp Inc
filed 2012-11-14
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  0-54850

POLONIA BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Maryland	45-3181577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Huntingdon Pike, 3rd Floor, Huntingdon Valley, Pennsylvania  19006

(Address of principal executive offices)         (Zip Code)

                                (215) 938-8800

(Registrant’s telephone number, including area code)

POLONIA BANCORP

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒             No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐               No   ☒

As of November 8, 2012, there were 3,153,132 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$2,682,592	$2,312,801
Interest-bearing deposits with other institutions	20,391,847	15,103,397
Cash and cash equivalents	23,074,439	17,416,198

Investment securities available for sale	15,878,110	17,348,485
Investment securities held to maturity (fair value of $62,541,676 and $58,992,283)	59,054,666	56,597,111
Loans held for sale	10,929,600	-
Loans receivable	114,342,674	128,922,661
Covered loans	22,263,609	25,708,179
Total loans	136,606,283	154,630,840
Less: allowance for loan losses	1,213,538	1,279,008
Net loans	135,392,745	153,351,832
Accrued interest receivable	887,298	970,966
Federal Home Loan Bank stock	2,621,200	2,822,600
Premises and equipment, net	4,994,200	5,085,980
Bank-owned life insurance	4,230,651	4,200,181
FDIC indemnification asset	4,544,028	5,218,506
Other assets	2,165,657	2,038,563
TOTAL ASSETS	$263,772,594	$265,050,422

LIABILITIES
Deposits	$197,135,224	$203,016,286
FHLB advances - long-term	25,649,974	31,091,302
Advances by borrowers for taxes and insurance	520,140	939,092
Accrued interest payable	94,712	95,894
Stock offering subscription rights	9,602,456	-
Other liabilities	2,844,072	2,269,471
TOTAL LIABILITIES	235,846,578	237,412,045

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,306,250 shares issued)	33,063	33,063
Additional paid-in-capital	14,162,343	14,051,475
Retained earnings	15,373,949	15,399,854
Unallocated shares held by Employee Stock Ownership Plan "ESOP" (79,918 and 87,514 shares)	(799,184)	(875,144)
Treasury Stock (153,118 and 151,136 shares)	(1,289,889)	(1,274,528)
Accumulated other comprehensive income	445,734	303,657
TOTAL STOCKHOLDERS' EQUITY	27,926,016	27,638,377
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,772,594	$265,050,422

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,146,133	$2,209,375	$6,131,166	$6,743,531
Investment securities	565,163	630,908	1,731,573	1,863,190
Other interest and dividend income	3,595	1,136	9,840	5,604
Total interest and dividend income	2,714,891	2,841,419	7,872,579	8,612,325

INTEREST EXPENSE
Deposits	459,385	644,654	1,494,127	1,983,292
FHLB advances - short-term	-	-	-	11,187
FHLB advances - long-term	185,183	210,659	556,904	594,947
Advances by borrowers for taxes and insurance	5,068	5,664	15,995	16,703
Total interest expense	649,636	860,977	2,067,026	2,606,129

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	2,065,255	1,980,442	5,805,553	6,006,196
Provision for loan losses	123,731	229,041	314,305	344,230

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,941,524	1,751,401	5,491,248	5,661,966

NONINTEREST INCOME
Service fees on deposit accounts	24,159	33,677	105,074	116,363
Earnings on bank-owned life insurance	9,555	14,739	30,470	49,477
Investment securities gains, net	-	16,489	-	234,584
Gain on sale of loans, net	791,499	250,051	1,132,478	354,074
Rental income	72,910	78,423	217,874	228,958
Other	28,162	56,923	220,994	230,175
Total noninterest income	926,285	450,302	1,706,890	1,213,631

NONINTEREST EXPENSE
Compensation and employee benefits	1,716,588	1,125,757	4,132,536	3,443,803
Occupancy and equipment	346,963	314,128	1,033,187	1,007,914
Federal deposit insurance premiums	69,126	6,297	224,281	212,964
Data processing expense	96,237	124,576	294,737	437,743
Professional fees	118,279	99,718	326,873	289,461
Other	632,753	360,679	1,230,127	1,087,902
Total noninterest expense	2,979,946	2,031,155	7,241,741	6,479,787

Income (loss) before income tax expense (benefit)	(112,137)	170,549	(43,603)	395,810
Income tax expense (benefit)	(45,913)	53,741	(17,698)	64,776

NET INCOME (LOSS)	$(66,224)	$116,808	$(25,905)	$331,034

EARNINGS PER SHARE - Basic and Diluted	$(0.02)	$0.04	$(0.01)	$0.11

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(66,224)	$116,808	$(25,905)	$331,034

Reclassification adjustment for gains on available for sale securities included in net income (loss)	-	(16,489)	-	(234,584)

Tax effect	-	5,606	-	79,759

Changes in net unrealized gain (loss) on investment securities available for sale	170,110	(253,053)	254,518	(367,474)

Tax effect	(57,837)	86,038	(86,536)	124,941

Total comprehensive income (loss)	$46,049	$(61,090)	$142,077	$(66,324)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

							Accumulated
	Shares of				Unallocated		Other
	Common	Common	Additional	Retained	Shares Held	Treasury	Comprehensive
	Stock	Stock	Paid-In-Capital	Earnings	by ESOP	Stock	Income	Total

Balance, December 31, 2011	3,306,250	$33,063	$14,051,475	$15,399,854	$(875,144)	$(1,274,528)	$303,657	$27,638,377

Net loss				(25,905)				(25,905)
Other comprehensive income; net							142,077	142,077
Purchase of treasury stock (1,982) shares, at cost						(15,361)		(15,361)
Stock options compensation expense			67,194					67,194
Allocation of unearned ESOP shares			(33,481)		75,960			42,479
Allocation of unearned restricted stock			77,155					77,155

Balance, September 30, 2012	3,306,250	$33,063	$14,162,343	$15,373,949	$(799,184)	$(1,289,889)	$445,734	$27,926,016

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(25,905)	$331,034
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for loan losses	314,305	344,230
Depreciation, amortization and accretion	630,089	429,930
Investment securities gains, net	-	(234,584)
Origination of loans held for sale	(42,022,334)	(17,173,036)
Proceeds from sale of loans	32,046,660	17,527,110
Net gain on sale of loans	(953,926)	(354,074)
Gain on the sale of other real estate owned	(29,236)	-
Earnings on bank-owned life insurance	(30,470)	(49,477)
Deferred federal income taxes	(46,250)	(63,020)
Decrease in accrued interest receivable	83,668	51,353
Increase (decrease) in accrued interest payable	(1,182)	25,371
Compensation expense for stock options, ESOP and restricted stock	186,828	196,086
Other, net	791,902	471,916
Net cash provided by (used for) operating activities	(9,055,852)	1,502,839

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	6,079,283
Proceeds from principal repayments and maturities	3,485,195	4,369,848
Purchases	(1,805,800)	(1,933,200)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	9,169,555	5,069,014
Purchases	(11,738,900)	(36,490,767)
Decrease in loans receivable, net	13,965,246	9,705,803
Decrease in covered loans	3,476,929	5,386,494
Proceeds from sale of other real estate owned	385,461	-
Redemptions of Federal Home Loan Bank stock	222,000	494,400
Purchase of Federal Home Loan Bank stock	(20,600)	-
Payments received from FDIC under loss share agreement	383,251	-
Purchase of premises and equipment	(345,973)	(237,409)
Net cash (used for) provided by investing activities	17,176,364	(7,556,534)

FINANCING ACTIVITIES
Decrease in deposits, net	(5,853,848)	(31,538,815)
Net increase in FHLB advances - short term	-	(2,190,601)
Repayment of FHLB advances - long-term	(5,441,328)	-
Proceeds of FHLB advances - long-term	-	5,000,000
Purchase of treasury stock	(15,361)	(12,387)
Proceeds from stock subscription rights	9,602,456	-
Deferred conversion costs	(335,238)	-
Decrease in advances by borrowers for taxes and insurance, net	(418,952)	(469,920)
Net cash used for financing activities	(2,462,271)	(29,211,723)
Increase (decrease) in cash and cash equivalents	5,658,241	(35,265,418)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,416,198	54,004,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,074,439	$18,739,131

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	2,068,208	2,580,758
Income taxes	235,000	35,000
Noncash items:
Transfers from loans to other real estate owned	269,263	-
Transfers from premises and equipment	108,309	-

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the financial statements and footnotes thereto included in Polonia Bancorp’s (the “Company”) Form 10-K for the year ended December 31, 2011.

Use of Estimates in the Preparation of Financial Statements. The accounting principles followed by the Company and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Materials estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the fair value of financial instruments.

Recent Accounting and Regulatory Pronouncements

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after September 15, 2012. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities . The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net income (loss) or consolidated stockholders’ equity.

2.	Earnings Per Share

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income (Loss):	$(66,224)	$116,808	$(25,905)	$331,034

Weighted average number of shares issued	3,306,250	3,306,250	3,306,250	3,306,250
Less weighted average number of treasury stock shares	(151,998)	(149,994)	(151,425)	(149,437)
Less weighted average number of unearned ESOP shares	(80,676)	(89,316)	(82,823)	(91,456)
Less weighted average number of nonvested restricted stock awards	(2,164)	(14,477)	(3,104)	(15,405)
Weighted average shares outstanding basic	3,071,412	3,052,463	3,068,898	3,049,952
Weighted average shares outstanding diluted	3,071,412	3,052,463	3,068,898	3,049,952
Earnings per share:
Basic	$(0.02)	$0.04	$(0.01)	$0.11
Diluted	(0.02)	0.04	(0.01)	0.11

Options to purchase 153,903 shares at $9.40 per share of common stock as of September 30, 2012 and 2011, as well as 14,364 shares of restricted stock as of September 30, 2011, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	FDIC-Assisted Acquisition

During 2010, the Company acquired certain assets and assumed certain liabilities of Earthstar Bank (“Earthstar”) in loss-share transactions facilitated by the Federal Deposit Insurance Corporation (“FDIC”). Under the loss-share agreements, the Company will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans”).

U.S. generally accepted accounting principles prohibits carrying over an allowance for loan losses for impaired loans purchased in the Earthstar FDIC-assisted acquisition. Purchased credit-impaired loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. For evidence of credit deterioration since origination, the Company considered loans on a loan-by-loan basis by primarily focusing on past due status, frequency of late payments, internal loan classification, as well as interviews with current loan officers and collection employees for other evidence that may be indicative of deterioration of credit quality. Once these loans were segregated, the Company evaluated each of these loans on a loan-by-loan basis to determine the probability of collecting all contractually required payments. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans with specific evidence of credit impairment acquired in the Earthstar acquisition was $3.3 million and the estimated fair value of the loans was $1.6 million. Total contractually required payments on these loans, including interest at the acquisition date was $4.4 million. However, the Company’s preliminary estimate of expected cash flows was $1.8 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer or liquidation of collateral) of $2.7 million relating to these impaired loans, reflected in the recorded net fair value. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $114,448 on the acquisition date relating to these impaired loans.

Under U.S. generally accepted accounting principles, fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into four loan pools by common risk characteristics, which generally conform to the loan type. The first pool of loans consists primarily of 15 and 20 year loans and lines of credit secured by 1-4 family residential properties within our current market area. Such loans represented approximately 53% of the total loans pooled at September 30, 2012, and have been aggregated into this pool because of the similarities of the underlying products which have combined loan to value ratios of up to 80%. This pool relates primarily to loans originated for the withdrawal of additional equity from an existing home, and to a much lesser extent the purchase or refinance of a home. The second pool of loans consisted primarily of fixed rate, multi-family and nonresidential real estate loans originated within the Company’s market area. These loans are generally secured by apartment buildings, small office buildings and owner-occupied properties and make up approximately 41 percent of the total loans pooled at September 30, 2012. The third pool of loans primarily consisted of secured commercial and industrial loans originated to small business within the Company’s market area. Commercial loans account for approximately 1 percent of the total loans pooled at September 30, 2012. The last pool of loans consisted of consumer loans, which are almost entirely made up of mobile home loans. These loans were generally originated with 20 to 30 year maturities. Such loans total approximately 5 percent of the total loans pooled at September 30, 2012. For each loan pool, the Company has developed individual cash flow expectations and calculates a non-accretable difference and an accretable difference. The difference between contractually required payments and the cash flows expected to be collected at acquisition is the nonaccretable difference. The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows (fair value of the loan pool). The accretable difference is accreted into earnings using the level yield method over the term of the loan pool. Over the life of the acquired loan pool, the Company continues to estimate cash flows expected to be collected on acquired loans with specific evidence of credit deterioration as well as on pools of loans sharing common risk characteristics. The Company evaluates, at each balance sheet date, whether the present value of its loans has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	September 30, 2012		December 31, 2011
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$3,139,373	$36,708,701	$3,751,512	$41,396,457

Carrying amount, net of allowance	$1,082,033	$22,106,112	$1,226,434	$25,433,101

During the nine months ended September 30, 2012, the Company recorded a provision and charge-off of $14,702 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. For the year ended December 31, 2011, the Company recorded a provision of $73,270 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. There was an allowance for loan loss of $68,481 reversed during the nine months ended September 30, 2012 and no allowance for loan loss reversed for the year ended December 31, 2011. There was no allowance for loan losses recorded for acquired loans without specific evidence of deterioration of credit quality for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

Changes in the accretable yield for acquired loans were as follows for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
		Acquired Loans		Acquired Loans
		Without Specific		Without Specific
	Acquired Loans With	Evidence of	Acquired Loans With	Evidence of
	Specific Evidence of	Deterioration in	Specific Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$-	$12,588,168	$48,637	$8,680,970
Reclassifications and other	-	(328,712)	-	4,317,082
Accretion	-	(394,610)	(48,637)	(1,133,206)
Balance at end of period	$-	$11,864,846	$-	$11,864,846

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
		Acquired Loans		Acquired Loans
		Without Specific		Without Specific
	Acquired Loans With	Evidence of	Acquired Loans With	Evidence of
	Specific Evidence of	Deterioration in	Specific Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$80,598	$9,123,029	$114,448	$10,665,986
Reclassifications and other	1,370	(367,362)	-	(983,031)
Accretion	(21,244)	(422,685)	(53,724)	(1,349,973)
Balance at end of period	$60,724	$8,332,982	$60,724	$8,332,982

The $394,610 and $1,133,206 recognized as accretion represents the interest income earned on acquired loans for the three and nine months ended September 30, 2012. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was ($33,743) and $4,589,066 for the three and nine months ended September 30, 2012 of reclassifications from non-accretable discounts to accretable discounts. The remaining ($294,969) and ($271,984) change in the accretable yield represents decreases in expected interest due to decreased expected principal repayments during the three and nine month periods ended September 30, 2012, respectively.

4.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$3,799,437	$315,797	$-	$4,115,234
Freddie Mac	141,729	10,563	-	152,292
Government National Mortgage Association	738,451	110,528	-	848,979
Collateralized mortgage obligations-government sponsored entities	2,741,130	76,818	(38,157)	2,779,791
Total mortgage-backed securities	7,420,747	513,706	(38,157)	7,896,296
Corporate securities	7,782,009	258,620	(58,815)	7,981,814

Total	$15,202,756	$772,326	$(96,972)	$15,878,110

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$48,163,640	$2,881,007	$-	$51,044,647
Freddie Mac	10,891,026	606,003	-	11,497,029
Total mortgage-backed securities	$59,054,666	$3,487,010	$-	$62,541,676

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$5,048,803	$364,619	$-	$5,413,422
Freddie Mac	226,397	16,307	-	242,704
Government National Mortgage Association	891,547	122,503	-	1,014,050
Collateralized mortgage obligations-government sponsored entities	3,749,738	85,709	(23,942)	3,811,505
Total mortgage-backed securities	9,916,485	589,138	(23,942)	10,481,681
Corporate securities	6,971,914	63,753	(168,863)	6,866,804

Total	$16,888,399	$652,891	$(192,805)	$17,348,485

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$46,771,951	$1,991,083	$-	$48,763,034
Freddie Mac	9,825,160	404,089	-	10,229,249
Total mortgage-backed securities	$56,597,111	$2,395,172	$-	$58,992,283

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	September 30, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations-government sponsored entities	$322,029	$(19,644)	$247,536	$(18,513)	$569,565	$(38,157)
Total mortgage-backed securities	322,029	(19,644)	247,536	(18,513)	569,565	(38,157)
Corporate securities	464,915	(35,085)	476,270	(23,730)	941,185	(58,815)

Total	$786,944	$(54,729)	$723,806	$(42,243)	$1,510,750	$(96,972)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations-government sponsored entities	$529,409	$(22,168)	$6,690	$(1,774)	$536,099	$(23,942)
Total mortgage-backed securities	529,409	(22,168)	6,690	(1,774)	536,099	(23,942)
Corporate securities	4,358,300	(168,863)	-	-	4,358,300	(168,863)

Total	$4,887,709	$(191,031)	$6,690	$(1,774)	$4,894,399	$(192,805)

The Company reviews its position quarterly and has determined that at September 30, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 10 positions that were temporarily impaired at September 30, 2012. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$947,298	$950,608	$-	$-
Due after one year through five years	6,070,901	6,303,618	-	-
Due after five years through ten years	3,610,589	3,768,975	13,883,693	14,818,976
Due after ten years	4,573,968	4,854,909	45,170,973	47,722,700

Total	$15,202,756	$15,878,110	$59,054,666	$62,541,676

The Company had no sales of investment securities for the three and nine month periods ending September 30, 2012. For the three month period ended September 30, 2011, the Company realized gross gains of $16,489 from the sale of investment securities and proceeds from the sale of investment securities of $34,989. For the nine month period ended September 30, 2011, the Company realized gross gains of $234,584 from the sale of investment securities and proceeds from the sale of investment securities of $6,079,283.

5.	Loans Receivable

Loans receivable consist of the following:

	September 30,	December 31,
	2012	2011

Mortgage Loans:
One-to-four family	$98,300,922	$111,271,871
Multi-family and commercial real estate	8,596,832	9,438,816
	106,897,754	120,710,687

Home equity loans	2,569,598	2,817,654
Home equity lines of credit ("HELOCs")	1,887,315	1,766,999
Education loans	2,329,897	2,885,067
Other consumer loans	461	7,381
Non-covered consumer loans purchased	924,536	1,024,626
Covered loans	22,263,609	25,708,179
	136,873,170	154,920,593
Less:
Net deferred loan fees	266,887	289,753
Allowance for loan losses	1,213,538	1,279,008

Total	$135,392,745	$153,351,832

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Philadelphia, Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at September 30, 2012 and December 31, 2011 is dependent upon the local economic conditions.

6.	Covered Loans

At September 30, 2012, and December 31, 2011, the Company had $22.3 million and $25.7 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to acquisition accounting guidelines. Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transaction, are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The carrying value of covered loans acquired with specific evidence of deterioration in credit quality was $1.1 million and $1.2 million at September 30, 2012 and December 31, 2011, respectively. The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

Loans acquired in the FDIC-assisted transaction have been performing better than originally expected.  Based on the September 30, 2012 re-forecast of expected cash flows, an increased amount of the purchase discount is expected to accrete into interest income over the remaining average lives of the respective pools and individual loans.  Due to the decrease in estimated losses to be incurred in the remaining portfolio, the expected reimbursement from the FDIC under the loss sharing agreement decreased.  The FDIC loss sharing asset at September 30, 2012 will be reduced by loss claims submitted to the FDIC with the remaining balance amortized on the same basis as the discount, not to exceed its remaining contract life of approximately 8 years.

The carrying value of acquired, covered loans without specific evidence of deterioration in credit quality at the time of the acquisition was $22.1 million and $25.4 million at September 30, 2012 and December 31, 2011, respectively. The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors. The Company deemed it appropriate to analogize the accounting guidance under ASC 310-30 to all other loans since (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable.

The components of covered loans by portfolio class as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Mortgage loans:
One-to-four family	$12,467,914	$14,442,335
Multi-family and commercial real estate	9,775,687	10,918,588
	22,243,601	25,360,923
Commercial	20,008	347,256
Total Loans	$22,263,609	$25,708,179

7.	Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: 1-4 family, multi-family and commercial real estate, commercial, home equity, home equity lines of credit, and education and other loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to arrive at get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies
•	Trends in volume and terms
•	Trends in credit quality ratings
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During 2012, the qualitative factors were reviewed and some changes were made.

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at September 30, 2012. There was no allowance for loan losses and $73,270 related to loans covered by loss-share agreements with the FDIC as of September 30, 2012 and December 31, 2011, respectively.

The following tables summarize changes in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three and Nine Months Ended September 30, 2012 and 2011
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Three Months Ended September 30, 2012 Allowance for Loan Losses:
Balance at beginning of period	$720,382	$478,093	$-	$18,807	$9,778	$19,935	$1,246,995
Provision (credit) for loan losses	20,953	92,367	-	(4,978)	23,672	(8,283)	123,731
Charge-offs	(61,810)	(102,199)	-	-	-	-	(164,009)
Recoveries	636	6,185	-	-	-	-	6,821
Net charge-offs	(61,174)	(96,014)	-	-	-	-	(157,188)
Balance at end of period	$680,161	$474,446	$-	$13,829	$33,450	$11,652	$1,213,538

Three Months Ended September 30, 2011 Allowance for Loan Losses:
Balance at beginning of period	$595,026	$311,469	$-	$14,155	$10,444	$21,931	$953,025
Provision (credit) for loan losses	27,657	197,416	-	4,294	(16)	(310)	229,041
Charge-offs	-	-	-	-	-	-	-
Recoveries	414	-	-	-	-	-	414
Net charge-offs	414	-	-	-	-	-	414
Balance at end of period	$623,097	$508,885	$-	$18,449	$10,428	$21,621	$1,182,480

Nine Months Ended September 30, 2012 Allowance for Loan Losses:
Balance at beginning of period	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Provision (credit) for loan losses	352,642	(47,773)	-	(5,475)	24,615	(9,704)	314,305
Charge-offs	(285,228)	(102,199)	-	-	-	-	(387,427)
Recoveries	1,467	6,185	-	-	-	-	7,652
Net charge-offs	(283,761)	(96,014)	-	-	-	-	(379,775)
Balance at end of period	$680,161	$474,446	$-	$13,829	$33,450	$11,652	$1,213,538

Nine Months Ended September 30, 2011 Allowance for Loan Losses:
Allowance for loan losses:	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984
Provision (credit) for loan losses	99,649	234,599	-	3,857	543	5,582	344,230
Charge-offs	-	-	-	-	-	-	-
Recoveries	4,266	-	-	-	-	-	4,266
Net charge-offs	4,266	-	-	-	-	-	4,266
Balance at end of period	$623,097	$508,885	$-	$18,449	$10,428	$21,621	$1,182,480

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At September 30, 2012
	One-to-	Multi- Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending balance	$680,161	$474,446	$-	$13,829	$33,450	$11,652	$1,213,538

Ending balance: individually evaluated for impairment	$39,640	$-	$-	$-	$-	$-	$39,640

Ending balance: collectively evaluated for impairment	$640,521	$474,446	$-	$13,829	$33,450	$11,652	$1,173,898

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance	$110,768,836	$18,372,519	$20,008	$2,569,598	$1,887,315	$3,254,894	$136,873,170

Ending balance: individually evaluated for impairment	$1,402,653	$783,621	$-	$-	$-	$-	$2,186,274

Ending balance: collectively evaluated for impairment	$96,898,269	$7,813,211	$-	$2,569,598	$1,887,315	$2,330,358	$111,498,751

Ending balance: loans acquired with deteriorated credit quality	$12,467,914	$9,775,687	$20,008	$-	$-	$924,536	$23,188,145

	At December 31, 2011
	One-to-	Multi- Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:
Ending balance	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008

Ending balance: individually evaluated for impairment	$183,806	$82,709	$-	$-	$-	$-	$266,515

Ending balance: collectively evaluated for impairment	$358,993	$530,735	$-	$19,304	$8,835	$21,356	$939,223

Ending balance: loans acquired with deteriorated credit quality	$68,481	$4,789	$-	$-	$-	$-	$73,270

Loans:
Ending Balance	$125,714,206	$20,357,404	$347,256	$2,817,654	$1,766,999	$3,917,074	$154,920,593

Ending balance: individually evaluated for impairment	$1,441,659	$799,876	$-	$-	$-	$-	$2,241,535

Ending balance: collectively evaluated for impairment	$109,835,038	$8,634,113	$-	$2,817,654	$1,766,999	$2,892,448	$125,946,252

Ending balance: loans acquired with deteriorated credit quality	$14,442,335	$10,918,588	$347,256	$-	$-	$1,024,626	$26,732,805

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at September 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

The Company's internally assigned grades are as follows:

Pass - loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. There are six sub-grades within the pass category to further distinguish the loan.

Special Mention - loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard - loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful - loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss - loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of September 30, 2012 and December 31, 2011:

	September 30,		December 31,
	2012		2011
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$12,083,131	$20,008	$15,046,793	$347,256
Special Mention	2,348,768	-	1,832,849	-
Substandard	3,940,620	-	3,477,762	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$18,372,519	$20,008	$20,357,404	$347,256

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of September 30, 2012 and December 31, 2011. For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of September 30, 2012 and December 31, 2011:

	At September 30, 2012
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$109,376,721	$2,559,269	$1,887,315	$2,239,631	$828,855
Nonperforming	1,392,115	10,329	-	90,727	95,681
Total	$110,768,836	$2,569,598	$1,887,315	$2,330,358	$924,536

	At December 31, 2011
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$124,249,535	$2,762,755	$1,766,999	$2,678,002	$942,973
Nonperforming	1,464,671	54,899	-	214,446	81,653
Total	$125,714,206	$2,817,654	$1,766,999	$2,892,448	$1,024,626

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At September 30, 2012
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$1,862,814	$356,799	$1,392,115	$3,611,728	$107,157,108	$110,768,836	$-
Multi-family and commercial real estate	765,184	14,688	1,637,808	2,417,680	15,954,839	18,372,519	-
Commercial	9,221	-	-	9,221	10,787	20,008	-
Home equity	-	-	10,329	10,329	2,559,269	2,569,598	-
HELOCs	-	-	-	-	1,887,315	1,887,315	-
Education and other consumer	111,833	10,424	90,727	212,984	2,117,374	2,330,358	-
Non-covered consumer loans purchased	84,833	-	95,681	180,514	744,022	924,536	-
Total	$2,833,885	$381,911	$3,226,660	$6,442,456	$130,430,714	$136,873,170	$-

	At December 31, 2011
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$1,349,589	$96,230	$1,464,671	$2,910,490	$122,803,716	$125,714,206	$-
Multi-family and commercial real estate	243,211	721,984	828,132	1,793,327	18,564,077	20,357,404	-
Commercial	-	-	-	-	347,256	347,256	-
Home equity	-	-	54,899	54,899	2,762,755	2,817,654	-
HELOCs	-	-	-	-	1,766,999	1,766,999	-
Education and other consumer	58,192	15,420	214,446	288,058	2,604,390	2,892,448	-
Non-covered consumer loans purchased	14,832	-	81,953	96,785	927,841	1,024,626	-
Total	$1,665,824	$833,634	$2,644,101	$5,143,559	$149,777,034	$154,920,593	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of September 30, 2012 and December 31, 2011. The balances are presented by class of loans.

	September 30,	December 31,
	2012	2011

One-to-four family mortgage	$1,392,115	$1,464,671
Multi-family and commercial real estate	1,637,808	828,132
Commercial	-	-
Home Equity	10,329	54,899
HELOCs	-	-
Education and other consumer	90,727	214,446
Non-covered consumer loans purchased	95,681	81,953
Total	$3,226,660	$2,644,101

Interest income on loans would have been increased by approximately $90,312 during the nine month period ended September 30, 2012 and $193,323 during the period ending December 31 2011, if these loans had performed in accordance with their original terms. Management considers multi-family, commercial real estate, and commercial loans which are 90 days or more past due to be impaired.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also, presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One -to-four family real estate	$522,654	$522,654	$-	$522,470	$-
Multi-family and commercial real estate	1,228,723	1,335,283	-	1,095,329	32,996
With an allowance recorded:
One -to-four family real estate	$941,809	$941,809	$39,640	$973,386	$21,201
Multi-family and commercial real estate	-	-	-	-	-

Total:
One -to-four family real estate	$1,464,463	$1,464,463	$39,640	$1,495,856	$21,201
Multi-family and commercial real estate	1,228,723	1,335,283	-	1,095,329	32,996

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One -to-four family real estate	$-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-
With an allowance recorded:
One -to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	21,471

Total:
One -to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	21,471

Loan Modifications and Troubled Debt Restructurings

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrowers’ financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.

Loan modifications that are considered troubled debt restructurings (“TDR”) completed during the three and nine months ended September 30, 2012 and 2011 were as follows:

(In Thousands, Except Number of Contracts)	Three Months Ended September 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	-	$-	$-	2	$851,191	$851,191
Multi-family and commercial real estate	1	211,269	197,082	1	903,651	903,651
Total	1	$211,269	$197,082	3	$1,754,842	$1,754,842

(In Thousands, Except Number of Contracts)	Nine Months Ended September 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	-	$-	$-	2	$851,191	$851,191
Multi-family and commercial real estate	1	211,269	197,082	1	903,651	903,651
Total	1	$211,269	$197,082	3	$1,754,842	$1,754,842

There were no TDRs modified within the past year that subsequently defaulted during the three or nine month periods ended September 30, 2012.

8.	Deposits

Deposit accounts are summarized as follows for the periods ending September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%

Non-interest-bearing demand	$5,533,121	2.81%	$6,644,398	3.27%
NOW accounts	12,711,175	6.45	15,721,299	7.75
Money market deposit	41,677,160	21.14	43,655,929	21.50
Savings	29,673,941	15.05	30,235,259	14.89
Time deposits	107,539,827	54.55	106,759,401	52.59
Total	$197,135,224	100.00%	$203,016,286	100.00%

9.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,230,651 and $4,200,181 at September 30, 2012 and December 31, 2011, respectively.  The Plan provides that death benefits totaling $6.0 million at September 30, 2012, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At September 30, 2012 and December 31, 2011, $1,721,738 and $1,621,532 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $585,391 and $551,321 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $63,829 and $54,790 for the three months ended September 30, 2012 and 2011, and $188,106 and $162,653 for the nine months ended September 30, 2012 and 2011, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$38,493	$31,039	$112,097	$91,399
Interest cost	25,336	23,751	76,009	71,254
Net periodic benefit cost	$63,829	$54,790	$188,106	$162,653

10.	Fair Value Measurements

U.S. Generally Accepted Accounting Principles (“GAAP”) establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by GAAP hierarchy are as follows:

Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II: Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III: Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2012 and December 31, 2011, respectively, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$7,896,296	$-	$7,896,296
Corporate securities	-	7,981,814	-	7,981,814

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$10,481,681	$-	$10,481,681
Corporate securities	-	6,866,804	-	6,866,804

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,653,546	$2,653,546
Other real estate owned	-	-	108,309	108,309

	December 31, 2011
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,120,840	$2,120,840
Other real estate owned	-	-	82,942	82,942

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	September 30, 2012
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
Impaired loans	2,653,546	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)	0% to 6%

Other real estate owned	108,309	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0% to 30%
			Liquidation expenses (2)	0% to 6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

All of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2012, impaired loans with a carrying value of $2,693,186 were reduced by specific valuation allowance totaling $39,640 resulting in a net fair value of $2,653,546 based on Level 3 inputs.

Other real estate owned is reported at fair value utilizing level 3 inputs. For these assets, a review of the collateral and an analysis of the expenses related to selling these assets is conducted and a charge-off is recorded to the allowance for loan losses.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2012 and December 31, 2011, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

11.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are summarized below:

	Fair Value Measurements at
	September 30, 2012
	(Level 1)	(Level 2)		(Level 3)		Total

Financial assets:
Cash and cash equivalents	$23,074,439	$		$		$23,074,439
Investment securities
Available for sale			15,878,110			15,878,110
Held to maturity			62,541,676			62,541,676
Loans held for sale	10,929,600					10,929,600
Net loans receivable					141,643,339	141,643,339
Accrued interest receivable	887,298					887,298
Federal Home Loan Bank stock	2,621,200					2,621,200
Bank-owned life insurance	4,230,651					4,230,651

Financial liabilities:
Deposits	89,595,397				109,056,139	198,651,536
FHLB advance - long-term					27,519,857	27,519,857
Advances by borrowers for taxes and insurance	520,140					520,140
Accrued interest payable	94,712					94,712

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$23,074,439	$23,074,439	$17,416,198	$17,416,198
Investment securities
Available for sale	15,878,110	15,878,110	17,348,485	17,348,485
Held to maturity	59,054,666	62,541,676	56,597,111	58,992,283
Loans held for sale	10,929,600	10,929,600	-	-
Net loans receivable	135,392,745	141,643,339	153,351,832	160,333,403
Accrued interest receivable	887,298	887,298	970,966	970,966
Federal Home Loan Bank stock	2,621,200	2,621,200	2,822,600	2,822,600
Bank-owned life insurance	4,230,651	4,230,651	4,200,181	4,200,181

Financial liabilities:
Deposits	$197,135,224	$198,651,536	$203,016,286	$205,800,372
FHLB advances - long-term	25,649,974	27,519,857	31,091,302	29,626,439
Advances by borrowers for taxes and insurance	520,140	520,140	939,092	939,092
Accrued interest payable	94,712	94,712	95,894	95,894

Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract that creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.  If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or stimulation modeling.  As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument.  In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions.

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock, Accrued Interest Payable, and Advances by Borrowers for Taxes and Insurance

The fair value is equal to the current carrying value.

Loans Held for Sale

The fair value of mortgage loans held for sale is determined, when possible, using Level 1 quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined based on sales of similar assets.

All mortgage loans held for sale are sold 100% servicing released and made in compliance with applicable loan criteria and underwriting standards established by the buyers. These loans are originated according to applicable federal and state laws and follow proper standards for servicing valid liens.

Investment Securities Available for Sale and Held to Maturity

The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price.  If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Net Loans Receivable

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.  Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans, which are more fully described in Note 3.

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at September 30, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $4.5 million and $5.2 million, respectively.

From the date of acquisition, the agreements extend ten years for 1-4 family real estate loans and five years for other loans. The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them. Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The Bank will collect the assets over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements. While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis. Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from the acquisition on a quarterly or annual basis.

Deposits and FHLB Advances - Long-Term

The fair values of certificates of deposit and FHLB advances - long-term are based on the discounted value of contractual cash flows.  The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.  Demand, savings, and money market deposits are valued at the amount payable on demand as of year-end.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.  The contractual amounts of unfunded commitments are presented in the Liquidity and Capital Management section below.

Explanatory Note

Polonia Bancorp, Inc., a Maryland corporation (the “Registrant”), was incorporated on August 26, 2011 to become the holding company for Polonia Bank (the “Bank”) upon completion of the “second-step” conversion of the Bank from a mutual holding company structure to a stock holding company structure (the “Conversion”).  The Conversion involved the sale by the Registrant of 2,025,078 shares of common stock in a public offering to depositors and community members, the exchange of 1,486,366 shares of common stock of the Registrant for shares of common stock of the former Polonia Bancorp (the “Company”) held by persons other than Polonia MHC (the “MHC”), and the elimination of the Company and the MHC.  The Conversion was completed on November 9, 2012.  As the Conversion was completed after September 30, 2012, the information in this report is for the Company.  Separate financial statements for the Registrant have not been included in this report because the Registrant, as of September 30, 2012, had not issued any shares and had engaged only in organizational activities to date, had no significant assets, contingent or other liabilities, revenues or expenses.

As of September 30, 2012, Conversion costs totaling $896,005 were deferred and will be deducted from the proceeds of the stock offering. At September 30, 2012, subscriptions received from the stock offering totaled $9.6 million and were held in escrow.

Per share information in this report is based on outstanding shares as of the dates indicated and does not reflect the Conversion.  Following the Conversion, the Registrant had 3,511,444 shares of common stock outstanding. In future filings, prior period and per share amounts will be adjusted to give retroactive recognition of the share exchange ratio applied in the Conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Polonia Bancorp.  The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2011 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov . These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Polonia Bancorp’s business activities are the ownership of the outstanding capital stock of Polonia Bank. Currently, Polonia Bancorp neither owns or leases any property, but instead uses the premises, equipment and other property of Polonia Bank and pays appropriate rental fees, as by required applicable law and regulations. In the future, Polonia Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, or understandings, written or oral, to do so.

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania.  The Bank operates from nine full-service locations, including our main office in Huntingdon Valley, Pennsylvania and our branch offices in the city of Philadelphia and Bucks County.

On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank (“Earthstar”), a state charted bank from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Earthstar.  We acquired approximately $67 million in assets, including approximately $42 million in loans (comprised primarily of single-family residential and home equity loans (“Single-Family Loans”) and commercial business and commercial real estate loans (“Commercial Loans”)), and approximately $8 million in investments securities.  We also assumed approximately $90 million in deposits.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the following to be our critical accounting policies.

Securities.   Securities are reported at fair value adjusted for premiums and discounts which are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost, and that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses.  Management systematically evaluates securities for other than temporary declines in fair value on a quarterly basis.

Allowance for loan losses.   The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Company’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual non-performing, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience and growth and composition of the loan portfolio, as well as other relevant factors.

A quantitative analysis is utilized to support the adequacy of the allowance for loan losses. This analysis includes review of historical charge-off rates for loan categories, fluctuations and trends in the amount of classified loans and economic factors. Significant to this analysis are any changes in observable trends that may be occurring relative to loans to assess potential weaknesses within the credit. Current economic factors and trends in risk ratings are considered in the determination and allocation of the allowance for loan losses.

Income taxes.   The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are computed based on the difference between the financial statement and the income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income taxes or benefits are based on changes in the deferred tax asset or liability from period to period. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which such items are expected to be realized or settled. As changes in tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets at September 30, 2012 were $263.8 million, a decrease of $1.3 million, from total assets of $265.1 million at December 31, 2011. The decrease in assets resulted primarily from a decrease in loans receivable of $18.0 million, primarily due to loan sales and loan prepayments. Total liabilities at September 30, 2012 were $235.8 million compared to $237.4 million at December 31, 2011, a decrease of $1.6 million. The decrease in liabilities was primarily due to a reduction in FHLB advances and a decrease in deposits, partially offset by $9.6 million in subscriptions received for the Company’s pending stock offering. Total stockholders’ equity increased to $27.9 million at September 30, 2012 from $27.6 million at December 31, 2011, an increase of $288,000.

Loans receivable decreased $18.0 million, or 11.6%, to $136.6 million at September 30, 2012, compared to $154.6 million at December 31, 2011. The size of our loan portfolio decreased during the nine months ended September 30, 2012 due primarily to loan payoffs and re-payments, partially offset by new loans.

Non-performing non-covered loans totaled $2.6 million, or 2.1% of total non-covered loans, at September 30, 2012 compared to $2.0 million, or 1.52% of total non-covered loans, at December 31, 2011 and $1.2 million, or 0.9% of total non-covered loans, at September 30, 2011. The increase in non-performing non-covered loans as a percentage of total non-covered loans since December 31, 2011 was primarily the result of a $600,000 increase in one relationship in the multi-family and commercial real estate category as well as a $3.7 million decrease in our total non-covered loan portfolio. The increase in that same ratio from September 30, 2011 to September 30, 2012 reflects a $3.6 million decrease in total non-covered loans as well as a $1.4 million increase in non-performing non-covered loans, primarily the result of $1.3 million increase in one relationship in the multi-family and commercial real estate category.

Loans held for sale increased to $10.9 million at September 30, 2012 as the new Retail Mortgage Banking Division, which primarily originates FHA loans began to produce loans on a consistent basis during the quarter ended September 30, 2012 which was the divisions first full quarter in operation.

Historically, we have originated FHA loans on a limited basis in order to accommodate customers who may not qualify for a conventional mortgage loan. FHA loans have mortgage insurance provided by the federal government. The loans are up to 96.5% of the lesser of the appraised value or purchase price and are originated and underwritten manually according to private investor and FHA guidelines. We have recently expanded our FHA lending activities by forming a new Retail Mortgage Banking Division and hiring an experienced team of originators in an effort to increase noninterest income through gains on the sale of loans. Our FHA lending team has been expanded from two (2) to 13 employees. We originate FHA loans from within our market area with the intention of selling the loans on a flow basis to the U.S. Department of Housing and Urban Development (“HUD”) and other private investors with servicing released.

Investment securities available-for-sale decreased to $15.9 million from $17.3 million during the nine months ended September 30, 2012, a decrease of $1.4 million, or 8.1%. The decrease in investment securities available for sale was attributable to $3.5 million in principal payments and maturities, partially offset by $1.8 million in purchases.

Investment securities held to maturity increased to $59.0 million from $56.6 million during the nine months ended September 30, 2012, an increase of $2.4, or 4.2%. The increase in investment securities held to maturity was attributable, in part, to $11.7 million in purchases, partially offset by $9.2 million in principal repayments.

Cash and cash equivalents increased to $23.1 million from $17.4 million during the nine months ended September 30, 2012, an increase of $5.7 million, or 32.8%. The increase in cash and cash equivalents was primarily attributable to an $18.0 million decrease in loans receivable and $9.6 million in stock subscriptions received in the Conversion, partially offset by a decrease of $5.9 million in deposits and a $5.5 million decrease in FHLB advances.

Total deposits decreased to $197.1 million from $203.0 million during the nine months ended September 30, 2012, a decrease of $5.9 million, or 1.4%. The decrease in deposits was attributable, in part, to lower rates offered on deposit products.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $5.5 million decrease in FHLB advances long-term was due to maturities and repayments.

Comparison of Operating Results For The Three and Nine Months Ended September 30, 2012 and 2011

General. We recorded a net loss of $66,000 during the three months ended September 30, 2012, compared to net income of $117,000 during the three months ended September 30, 2011. The lower net income for the three month period ended September 30, 2012 was primarily related to an increase in noninterest expense of $949,000, partially offset by a $476,000 increase in noninterest income, a $105,000 decrease in provision for loan losses, a $100,000 decrease in income tax expense and a $85,000 increase in net interest income.

We recorded a net loss of $26,000 during the nine months ended September 30, 2012, compared to net income of $331,000 during the nine months ended September 30, 2011. The lower net income for the nine month period ended September 30, 2012 was primarily related to an increase in noninterest expense of $762,000 and lower net interest income of $200,000, partially offset by higher noninterest income of $493,000, lower income tax expense of $83,000 and a lower provision for loan losses expense of $30,000.

Net Interest Income.   The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,146	$2,209	$6,131	$6,743
Investment securities	565	631	1,732	1,863
Other interest and dividend income	4	1	10	6
Total interest and dividend income	2,715	2,841	7,873	8,612
Interest Expense:
Deposits	460	644	1,494	1,983
FHLB advances - short-term	-	-	-	11
FHLB advances - long-term	185	211	557	595
Advances by borrowers for taxes and insurance	5	6	16	17
Total interest expense	650	861	2,067	2,606
Net interest income	$2,065	$1,980	$5,806	$6,006

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$141,237	5.95%	$162,643	5.31%	$144,553	5.59%	$169,632	5.24%
Investment securities	74,099	2.98	76,648	3.22	73,026	3.13	72,140	3.41
Other interest-earning assets	25,110	0.06	16,707	0.02	23,104	0.06	16,355	0.05
Total interest-earning assets	240,446	4.48%	255,998	4.40%	240,683	4.37%	258,127	4.46%
Noninterest-earning assets:	19,489		19,774		19,508		20,159
Allowance for Loan Losses	(1,250)		(1,704)		(1,240)		(1,259
Total assets	$258,685		$274,068		$258,951		$277,027

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$14,513	0.30%	$13,356	0.62%	$15,374	0.50%	$13,089	0.61%
Money market deposits	42,141	0.45	47,158	0.66	42,565	0.56	50,137	0.68
Savings accounts	29,895	0.29	30,288	0.45	29,840	0.32	30,081	0.44
Time deposits	107,920	1.39	115,451	1.76	107,906	1.47	115,635	1.81
Total interest-bearing deposits	194,469	0.94%	206,253	1.24%	195,685	1.02%	208,942	1.27%
FHLB advances - short-term	-	-	-	-	-	-	2,176	0.68
FHLB advances - long-term	25,743	2.85	31,325	2.67	26,003	2.86	28,942	2.75
Advances by borrowers for taxes and insurance	755	2.63	927	2.14	817	2.62	957	2.38
Total interest-bearing liabilities	220,967	1.17%	238,505	1.43%	222,505	1.24%	241,017	1.45%
Noninterest-bearing liabilities:	9,699		7,751		8,447		10,032
Total liabilities	230,666		246,256		230,952		251,049
Retained earnings	28,019		27,812		27,999		25,978
Total liabilities and retained earnings	$258,685		$274,068		$258,951		$277,027

Interest rate spread		3.31%		2.97%		3.13%		3.02%
Net yield on interest-bearing assets		3.41%		3.07%		3.23%		3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities		108.82%		107.33%		108.17%		107.10%

Net Interest Income. Net interest income for the three months ended September 30, 2012 increased $85,000, or 4.3%, to $2.1 million, from $2.0 million during the same period last year. Our net interest rate spread increased to 3.31% for the three months ended September 30, 2012 from 2.97% for the same period in 2011. The primary reasons for the increase in net interest income for the three month period are a higher average balance of other interest earning assets, a lower average balance of interest bearing deposits and a lower average balance of FHLB advances, partially offset by a lower average balance of loans and investment securities. Also contributing to the higher net interest income was a higher average rate earned on loans, other interest earning assets and a lower average rate paid on deposits, partially offset by a lower average rate earned on investment securities. The average balance of loans decreased during the three months ended September 30, 2012 due to increased loan payoffs and sales. Lower interest expense on deposits for the three months ended September 30, 2012 was due to lower rates offered on deposit products. The decrease in the average balance of investment securities during the three month period ended September 30, 2012 was due to payments and maturities, partially offset by purchases.

Net interest income for the nine months ended September 30, 2012 decreased $200,000, or 3.3%, to $5.8 million, from $6.0 million during the same period last year. Our net interest rate spread increased to 3.13% for the nine months ended September 30, 2012 from 3.02% for the same period in 2011. The primary reasons for the decrease in net interest income for the nine month period are a lower average balance of loans, partially offset by a lower average balance of deposits and FHLB advances. Also contributing to the decrease in net interest income was a lower yield on investment securities and a higher average rate paid on FHLB advances, partially offset by a higher average yield on loans and a lower average rate paid on deposits. The average balance of loans decreased during the nine months ended September 30, 2012 due to increased loan payoffs and sales. Lower interest expense on deposits for the nine months ended September 30, 2012 was due to a lower average yield on all deposit products.

Provision for Loan Losses. For the three months ended September 30, 2012 we recorded a provision for loan losses of $124,000 as compared to a provision for loan losses of $229,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2012 we recorded a provision for loan losses of $314,000 as compared to a provision for loan losses of $344,000 for the nine months ended September 30, 2011. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.

Noninterest Income.     The following table summarizes noninterest income for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$24	$34	$105	$116
Earnings on bank-owned life insurance	9	15	30	50
Investment securities gains, net	-	16	-	235
Gain on sale of loans, net	792	250	1,133	354
Rental income	73	78	218	229
Other	28	57	221	230
Total	$926	$450	$1,707	$1,214

The $476,000 increase in noninterest income during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to a $516,000 increase in gain on the sale of loans. The new Retail Mortgage Banking Division contributed $609,000 to the increase in the gain on the sale of loans for the three months ended September 30, 2012.

The $493,000 increase in noninterest income during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to a $779,000 increase in gains on the sale of loans, partially offset by a $235,000 decrease in gains on the sale of investments. The new Retail Mortgage Banking Division contributed $657,000 to the increase in the gain on the sale of loans for the nine months ended September 30, 2012.

Noninterest Expense.   The following table summarizes noninterest expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$1,717	$1,126	$4,133	$3,444
Occupancy and equipment	347	314	1,033	1,008
Federal deposit insurance premiums	69	6	224	213
Data processing expense	96	124	295	438
Professional fees	118	100	327	289
Other	633	361	1,230	1,088
Total	$2,980	$2,031	$7,242	$6,480

The $949,000 increase in noninterest expense during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to a $591,000 increase in compensation and employee benefits due mainly to the expense of $597,000 related to the new Retail Mortgage Banking Division, a $272,000 increase in other expenses primarily related to the amortization of the FDIC indemnification asset of $256,000, and a $63,000 increase in federal deposit insurance premiums expense, which is related to an over accrual of expense related to the revised FDIC insurance calculation in 2011.

Total noninterest expense increased $762,000, or 11.8%, to $7.2 million for the nine months ended September 30, 2012 from the prior year period. The increase in noninterest expense for the nine months ended September 30, 2012 as compared to the prior year period was primarily the result of a $689,000 increase in compensation and employee benefits due mainly to the expense of $639,000 related to the new Retail Mortgage Banking Division, and a $142,000 increase in other expense primarily related to the amortization of the FDIC indemnification asset of $228,000, partially offset by a $143,000 decrease in data processing expense.

Approximately $343,000 of the noninterest expense related to the new Retail Mortgage Banking Division for the three and nine months ended September 30, 2012, respectively, were one-time, non-recurring costs.

Income Taxes. We recorded a tax benefit of $46,000 for the three months ended September 30, 2012 compared to tax expense of $54,000 during the three months ended September 30, 2011. The decrease of tax expenses resulted from the decrease in our taxable operating profits.

We recorded tax expense of $18,000 for the nine months ended September 30, 2012 compared to tax expense of $65,000 during the nine months ended September 30, 2011. The decrease of tax expenses resulted from the decrease in our taxable operating profits.

Liquidity and Capital Management

Liquidity Management.   Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB of Pittsburgh.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $23.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $15.9 million at September 30, 2012. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $97.1 million from the FHLB of Pittsburgh. On September 30, 2012, we had $25.6 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At September 30, 2012, we had $10.0 million in mortgage loan commitments outstanding, $4.8 million in available credit on lines of credit and $15,000 in a standby letter of credit. Time deposits due within one year of September 30, 2012 totaled $50.5 million, or 47.0% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions. The Company’s primary source of funds are dividends from the Bank. Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments.

For the nine months ended September 30, 2012 and the year ended December 31, 2011 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2012, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At September 30, 2012 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Total Number
of Shares
	Total			Purchased as
	Number of		Average	Part of Publicly
	Shares		Price Paid	Announced Plans
Period	Purchased		Per Share	or Programs

July 1 - 31, 2012	-		$-	-
August 1 - 31, 2012	1,982	(1)	7.75	-
September 1 - 30, 2012	-		-	-

Total	1,982		$7.75	-

(1) Repurchases made pursuant to tax witholding obligations in connection with restricted stock awards.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

1.0	Agency Agreement between Polonia Bancorp, Polonia MHC, Polonia Bank and new Polonia Bancorp, Inc. and Sandler O’Neill & Partners, L.P., dated August 10, 2012(1)

3.1	Articles of Incorporation(2)

3.2	Bylaws(3)

4.0	Form of Specimen Stock Certificate(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101* The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

* Furnished, not filed.

(1) Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (File No. 333-176759) filed with the Commission on August 15, 2012.

(2) Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

(4) Incorporated by reference to Exhibit 4.0 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP, INC.

Date: November 14, 2012	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

