Form 10-K
period 2012-12-31
Polonia Bancorp Inc
filed 2013-03-29
CIK 1528610

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35739

POLONIA BANCORP, INC.

(Name of small business issuer in its charter)

Maryland	45-3181577
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3993 Huntingdon Pike, 3rd Floor,
Huntingdon Valley, Pennsylvania	19006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (215) 938-8800

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $8,110,878. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At March 26, 2013, the Registrant had 3,511,276 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp, Inc. (“Polonia Bancorp” or the “Company”) and Polonia Bank (the “Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Polonia Bancorp and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A – Risk Factors.” These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

Unless the context indicates otherwise, all references in this annual report to “Company,” “we,” “us” and “our” refer to Polonia Bancorp, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

General

Polonia Bancorp, Inc. is a Maryland corporation that was incorporated in August 2011 to be the successor corporation to old Polonia Bancorp (“Old Polonia Bancorp”), the former stock holding company for Polonia Bank (the “Bank”), upon completion of the mutual-to-stock conversion of Polonia MHC, the former mutual holding company for Polonia Bank.

The mutual-to-stock conversion was completed on November 9, 2012.  In connection with the conversion, the Company sold a total of 2,025,078 shares of common stock at $8.00 per share in a related public offering.  Concurrent with the completion of the offering, each share of Old Polonia Bancorp’s common stock owned by public stockholders was exchanged for 1.1136 shares of Company common stock.  In lieu of fractional shares, Old Polonia Bancorp shareholders were paid cash at a rate of $8.00 per share.  Additionally, as part of the mutual-to-stock conversion, the Bank’s Employee Stock Ownership Plan (the “ESOP”) acquired 136,693 shares, or 6.75% of the Company’s issued shares, at $8.00 per share. As a result of the offering and the exchange, as of December 31, 2012, Bancorp had 3,511,276 shares outstanding.  Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $14.0 million.

Financial information presented in this Annual Report on Form 10-K is derived in part from the consolidated financial statements of Polonia Bancorp, Inc. and subsidiaries on and after November 9, 2012 and from the consolidated financial statements of Old Polonia Bancorp and subsidiaries prior to November 9, 2012.

The Company’s business activities consist of the ownership of the Bank’s capital stock and the management of the offering proceeds it retained. The Company does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a federally chartered savings and loan holding company, he Company is subject to the regulation of the Board of Governors of the Federal Reserve System (the “FRB”).

Polonia Bank was originally chartered in 1923 as a federally chartered savings and loan association under the name “Polonia Federal Savings and Loan Association.” In 1996, Polonia Federal Savings and Loan Association changed its name to Polonia Bank.

The Bank is headquartered in Huntingdon Valley and operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to four-family real estate and to a much lesser extent, multi-family and nonresidential real estate loans and home equity and consumer loans which we primarily hold for investment. Polonia Bank also maintains an investment portfolio. Polonia Bank’s primary federal regulator is the Office of the Comptroller of the Currency. Polonia Bank has recently adopted a plan to convert its charter from a federal savings bank to a Pennsylvania-chartered bank. Subject to regulatory approval, Polonia Bank expects to complete the charter conversion in the second quarter of 2013. The charter conversion will not affect Polonia Bank’s business and will have no impact on the loan or deposit accounts of Polonia Bank’s customers.

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Polonia Bank’s website address is www.poloniabank.com. Information on our website should not be considered a part of this annual report.

Market Areas

We are headquartered in Huntingdon Valley, Pennsylvania, which is located in the northwest suburban area of metropolitan Philadelphia and is situated between Montgomery and Bucks Counties. In addition to our main office in Montgomery County, we operate from six additional locations in Philadelphia County. We generate deposits through our seven offices and conduct lending activities throughout the Greater Philadelphia metropolitan area, as well as in southeastern Pennsylvania and southern New Jersey. The Philadelphia metropolitan area is the fifth largest in the United States (based on United States Census data for 2010) with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States and the largest in population and area in the Commonwealth of Pennsylvania.

The Greater Philadelphia metropolitan area’s economy is heavily based upon manufacturing, refining, food and financial services. The city is home to many Fortune 500 companies, including cable television and internet provider Comcast; insurance companies CIGNA and Lincoln Financial Group; energy company Sunoco; food services company Aramark; paper and packaging company Crown Holdings Incorporated; diversified producer Rohm and Haas Company; the pharmaceutical company Glaxo SmithKline; the helicopter division of Boeing Co.; and automotive parts retailer Pep Boys. The city is also home to many universities and colleges.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At December 31, 2012, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes multi-family and nonresidential real estate loans, home equity loans, commercial loans and consumer loans. We originate loans primarily for investment purposes. Currently, we offer only fixed-rate mortgage products.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. We offer fixed-rate mortgage loans with terms up to 30 years. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. We also originate Federal Housing Administration (FHA) insured loan products. New loans are originated through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. FHA loans have mortgage insurance provided by the federal government. FHA loans are made up to 96.5% of the lesser of the appraised value or purchase price and are originated and underwritten manually according to private investor and FHA guidelines. Historically, we have offered FHA loans on a limited basis to accommodate customers who may not qualify for a conventional mortgage loan. FHA loans are originated by Polonia Bank with the intention of selling the loans on a flow basis to the U.S. Department of Housing and Urban Development (“HUD”) and other private investors with servicing released. Generally, FHA loans are sold with recourse. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the borrower. This repurchase obligation triggered by the default of the underlying borrower for the FHA loans that we sell usually expires 90-120 days from the date the loans are sold.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 80% at the time the loan is originated. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. In addition to the FHA loans that we sell, we occasionally sell loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination. Our online loans division generates loans through the Internet with rates that are generally lower than those that we offer at Polonia Bank. These loans are generated for sale to the FHLB of Pittsburgh through its Mortgage Partnership Finance program. During the year ended December 31, 2012, we generated $46.7 million in online loans for sale to the FHLB of Pittsburgh. Our new Retail Mortgage Banking Division, which began operation in the second quarter of 2012, generates primarily FHA loans for resale to various investors. During the year ended December 31, 2012, this division generated $39.4 million in loans for sale to various investors.

Multi-Family and Nonresidential Real Estate Loans. On a limited basis, we offer fixed-rate mortgage loans secured by multi-family and nonresidential real estate. Our multi-family and nonresidential real estate loans are generally secured by apartment buildings, small office buildings and owner-occupied properties. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in the Commonwealth of Pennsylvania. Such participations include adjustable-rate mortgage loans originated by other institutions.

We originate fixed-rate multi-family and nonresidential real estate loans with terms up to 30 years. These loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

Commercial Loans. Although we have not historically originated commercial business loans and have no plans to do so in the near future, we acquired commercial business loans with a fair value of $29,000 as of December 31, 2012 as a result of the Earthstar Bank acquisition.

Home Equity Loans and Lines of Credit. We currently offer home equity loans with fixed interest rates for terms up to 15 years and maximum combined loan to value ratios of 80%. We offer loans with adjustable interest rates tied to a market index in our market area.

Consumer Loans. We currently offer consumer loans in the form of loans secured by savings accounts or time deposits.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We offer consumer loans secured by deposit accounts with fixed interest rates and terms up to five years.

Loan Underwriting Risks

Multi-Family and Nonresidential Real Estate Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

We underwrite all loan participations to our own underwriting standards. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide annual financial statements for the borrower. We also conduct an annual internal loan review for all loan participations.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s underlying business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise in newspapers that are widely circulated in Montgomery, Bucks and Philadelphia Counties. Accordingly, when our rates are competitive, we attract loans from throughout Montgomery, Bucks and Philadelphia Counties. We occasionally purchase loans and participation interests in loans. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. In addition to the FHA loans that we sell, we occasionally sell loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. A loan committee consisting of officers of Polonia Bank has authority to approve all conforming one- to four-family loans and education loans. Designated loan officers have the authority to approve savings account loans. All other loans, generally consisting of non-conforming one- to four-family loans, jumbo loans, commercial real estate and employee loans must be approved by the board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2012, our general regulatory limit on loans to one borrower was $5.2 million. At that date, our largest lending relationship was $2.6 million and was secured by two one- to four-family properties. These loans were performing in accordance with their original terms at December 31, 2012.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, corporate securities, mortgage-backed securities, deposits at the FHLB of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2012.

At December 31, 2012 our investment portfolio totaled $74.7 million and consisted primarily of mortgage-backed securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy and appointment of the Asset/Liability and Investment Committee. Individual investment transactions are reviewed and ratified by our board of directors monthly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania. Deposits are attracted, by advertising and through our website, from within our market areas through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and time deposits. Generally, we do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle to high-end of the market for rates on all types of deposit products.

Borrowings. We utilize advances from the FHLB of Pittsburgh to supplement our supply of funds for lending and investment. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Personnel

As of December 31, 2012, we had 71 full-time employees and 8 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Polonia Bank has two wholly-owned subsidiaries, PBMHC Company (“PBMHC”), a Delaware corporation, and Community Abstract Agency LLC, a Pennsylvania limited liability company. PBMHC was formed in 1997 to hold certain assets and conduct certain investment activities of Polonia Bank. Community Abstract Agency LLC was formed in 1999 to provide title insurance services.

REGULATION AND SUPERVISION

General

Polonia Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Polonia Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Polonia Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Polonia Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Polonia Bancorp and Polonia Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Polonia Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Polonia Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Polonia Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to Polonia Bank and Polonia Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Polonia Bank and Polonia Bancorp.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Polonia Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2012, Polonia Bank met each of its capital requirements.

Basel III Proposal. In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Polonia Bancorp and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Polonia Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That pre-payment, which included an assumed assessment base increase of 5%, was due December 30, 2009. The pre-payment was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Polonia Bank opted to participate in the unlimited coverage for noninterest bearing transaction accounts and it, Polonia Bancorp also participated in the debt guarantee program.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Polonia Bank. Management cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of Polonia Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2012, Polonia Bank maintained 99.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like Polonia Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the Office of the Comptroller of the Currency. If Polonia Bank’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Polonia Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Polonia Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Polonia Bank, including Polonia Bancorp and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Polonia Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Polonia Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Polonia Bank may make to insiders based, in part, on Polonia Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, were computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The Office of the Comptroller of the Currency assessments paid by Polonia Bank for the fiscal year ended December 31, 2012 totaled $83,000.

Federal Home Loan Bank System. Polonia Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Polonia Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2012 of $2.6 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2013, require a 3% ratio for up to $79.5 million and an exemption of $12.4 million. Polonia Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Polonia Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Polonia Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, Polonia Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Polonia Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as Polonia Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Polonia Bank must notify the Federal Reserve Board prior to paying a dividend to Polonia Bancorp. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Polonia Bancorp Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

ITEM 1A.	RISK FACTORS

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which in 2011 was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Changes in interest rates may hurt our profits and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities are shorter in duration than our assets, so they will re-price faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs will rise faster than the yield we earn on our assets, causing our interest rate spread to contract – and our net interest income to decline – until the yield catches up. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. We have benefited in recent periods from a favorable interest rate environment, but we believe that this environment cannot be sustained indefinitely and interest rates would be expected to rise as the economy improves.

Our policy is to originate for retention in our portfolio fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2012, $119.0 million, or 89.4% of our total loan portfolio maturing in more than one year, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses could hurt our profits.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, professional fees, federal deposit insurance premiums and other non-interest expenses totaled $10.4 million and $8.6 million for the years ended December 31, 2012 and 2011, respectively. Our ratio of non-interest expense to average total assets was 3.98% and 3.14% for the years ended December 31, 2012 and 2011, respectively. The increase in expenses during 2012 was primarily due to higher other operating expense and higher compensation and employee benefits expense. Our efficiency ratio was 95.10% for 2012 compared to 90.53% for 2011.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the date of enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Polonia Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring certain public companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial service industry, it is expected that at a minimum it will increase our operating costs.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2012, our investment portfolio included securities with an amortized cost of $74.1 million and an estimated fair value of $77.8 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

.

Higher FDIC deposit insurance premiums and assessments will adversely affect our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $103,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1,019,000. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2012, 27.9% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

We are dependent upon the services of key executives.

We rely heavily on our Chairman, President and Chief Executive Officer, Anthony J. Szuszczewicz, on our Chief Financial Officer and Corporate Secretary, Paul D. Rutkowski, and on our Senior Vice President, Kenneth J. Maliszewski. The loss of Messrs. Szuszczewicz, Rutkowski or Maliszewski could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Szuszczewicz, Rutkowski and Maliszewski.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of December 31, 2012, we held less than 1.0% of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency, our primary federal regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Polonia Bank rather than for holders of Polonia Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

We are subject to certain risks in connection with our recent acquisition of Earthstar Bank.

Our recent acquisition of certain assets and liabilities of Earthstar Bank in an FDIC-assisted transaction involves a number of risks and challenges, including:

•	Our ability to successfully retain and manage the loans we acquired; and
•	Our ability to earn acceptable levels of interest and non-interest income from the acquired branches.

Additionally, no assurance can be given that the operation of the acquired branches would not adversely affect our existing profitability or that we would be able to manage any growth resulting from the transaction effectively.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of the Earthstar Bank acquisition and could adversely affect our earnings and financial condition, perhaps materially.

A significant portion of the loans acquired in the acquisition were commercial real estate loans. When these loans mature, the funds will likely be reinvested into our one- to four-family residential mortgage loan portfolio and our investment securities portfolio. We expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential mortgage loans and multi-family real estate loans. In addition, the increased earnings due to the accretable discount of the acquisition will contribute less to pro forma income in the future as those loans mature.

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced when acquiring existing financial institutions, even though the FDIC might provide assistance to mitigate certain risks, e.g., by entering into loss sharing arrangements. However, because such acquisitions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our main office and six branch offices in Montgomery and Philadelphia counties, Pennsylvania.  We currently own all of our branch offices and of the three Earthstar Bank branches continuing as branches of Polonia Bank, we own two and lease one.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens and contracts, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Polonia Bancorp, Inc. is traded on the NASDAQ Capital Market under the symbol “PBCP.” The following table sets forth the quarterly high and low sales prices of Polonia Bancorp’s common stock for the two most recently completed fiscal years, as reported by Nasdaq and the OTC Market Groups, Inc.  Prices prior to November 9, 2012 are for Old Polonia Bancorp and have been adjusted for the 1.1136 exchange ratio applied as part of the mutual-to-stock conversion.

	High	Low		High	Low
2012			2011

First Quarter	$7.52	$7.24	First Quarter	$7.24	$6.12
Second Quarter	7.80	7.24	Second Quarter	6.74	6.40
Third Quarter	10.02	7.24	Third Quarter	7.91	6.68
Fourth Quarter	10.02	7.29	Fourth Quarter	8.87	6.85

As of December 31, 2012, there were approximately 244 holders of record of the Company’s common stock.

Pursuant to Federal Reserve Board regulations, Polonia Bancorp will not be required to obtain prior Federal Reserve Board approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of Polonia Bancorp and Polonia Bank, where the dividend declared for a period is not supported by earnings for that period, or where we plan to declare a material increase in our common stock dividend.

Our ability to pay dividends to shareholders may depend, in part, upon capital distributions we receive from Polonia Bank, earnings, if any, from our lending and investment portfolios and other assets and earnings from the investment of the net proceeds from the offering that we retain. Office of the Comptroller of the Currency and Federal Reserve Board regulations limit dividends and other distributions from Polonia Bank to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns.

As of December 31, 2012, Polonia Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing regulations. To date, we have not declared any cash dividends.

The Company did not repurchase any of its equity securities for the fourth quarter of 2012 and no shares were available for repurchase pursuant to publicly announced plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2012	2011	2010
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$267,464	$265,050	$298,829
Securities available-for-sale	16,139	17,348	27,350
Securities held-to-maturity	58,605	56,597	26,128
Loans held for sale	12,060	-	-
Loans receivable, net	116,035	127,644	137,665
Covered loans	21,260	25,708	32,808
Cash and cash equivalents	25,062	17,416	54,005
Deposits	196,723	203,016	239,706
FHLB Advances – long-term	25,500	31,091	28,426
Stockholders’ equity	41,185	27,638	27,260
Book value per common share	11.73	8.76	8.63

Operating Data:
Interest income	$10,544	$11,421	$9,845
Interest expense	2,706	3,389	3,675
Net interest income	7,838	8,032	6,170
Provision for loan losses	997	440	(115)
Net interest income after provision for loan losses	6,841	7,592	6,285
Non-interest income	3,094	1,463	6,110
Non-interest expense	10,397	8,595	7,645
Income (Loss) before income taxes	(462)	460	4,750
Provision for income taxes	(162)	61	1,586
Net income (loss)	$(300)	$399	$3,164
Basic and diluted earnings per share (1)	(0.09)	0.12	1.04

Performance Ratios:
Return on average assets	(0.11)%	0.15%	1.44%
Return on average equity	(1.00)	1.44	13.00
Interest rate spread (2)	3.12	3.05	2.84
Net interest margin (3)	3.23	3.14	3.01
Non-interest expense to average assets	3.98	3.14	3.48
Efficiency ratio (4)	95.10	90.53	62.26
Average interest-earning assets to average interest-bearing liabilities	109.86	107.23	109.42
Average equity to average assets	11.49	10.10	11.07

Capital Ratios (5):
Tangible capital	12.82	10.22	8.92
Core capital	12.82	10.22	8.92
Total risk-based capital	27.88	21.49	18.18

	2012	2011	2010

Asset Quality Ratios (6):
Allowance for loan losses as a percent of total loans	1.28%	0.93%	0.60%
Allowance for loan losses as a percent of non-performing loans	55.96	61.41	81.56
Net charge-offs (recoveries) to average outstanding loans during the period	(0.06)	(0.01)	0.11
Non-performing loans as a percent of total loans	2.29	1.52	0.74

Other Data:
Number of:
Real estate loans outstanding	1,313	1,451	1,368
Deposit accounts	8,841	9,719	12,131
Full-service offices	7	7	9

_____________________________

(1)	On November 9, 2012, Polonia Bancorp completed its mutual-to-stock conversion from the mutual holding company to stock form of organization. Concurrent with the completion of the conversion, each share of Old Polonia Bancorp’s outstanding common stock held by public stockholders was exchanged for 1.1136 shares of Company common stock. All share related information for periods prior to the conversion is converted at that ratio.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Ratios are for Polonia Bank.
(6)	Ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.

Overview

FDIC-Assisted Acquisition. On December 10, 2010, Polonia Bank acquired certain assets and assumed certain liabilities of Earthstar Bank from the FDIC, as receiver of Earthstar Bank. Earthstar Bank operated four community banking branches within Chester and Philadelphia counties, Pennsylvania. Polonia Bank’s bid to purchase Earthstar Bank included the purchase of certain Earthstar assets at a discount of $7.0 million in exchange for assuming certain Earthstar Bank deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid Polonia Bank $30.5 million ($30.8 million less a settlement of approximately $324,000), resulting in a pre-tax gain of $4.6 million. No cash or other consideration was paid by Polonia Bank. Polonia Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse Polonia Bank for 80 percent of net losses on covered assets during the term of the agreements.

Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss sharing agreements includes clawback provisions should losses not meet the specified thresholds and other conditions not be met. As a result of the loss sharing agreements with the FDIC, Polonia Bank recorded an indemnification asset, net of estimated clawback provisions, of $5.4 million at the time of acquisition. For additional information regarding the FDIC indemnification asset See Note 1 “Summary of Significant Accounting Policies – FDIC Indemnification Asset” in the consolidated financial statements included in this prospectus.

At December 31, 2012, covered loans were comprised of $11.7 million of one- to four-family mortgage loans, $9.6 million of multi-family and commercial real estate loans and $29,000 of commercial loans.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and FHLB borrowings. Other significant sources of pre-tax income are service charges on deposit accounts and other loan fees (including loan brokerage fees and late charges). In addition, we recognize gains or losses from the sale of loans and investments in years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and value of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The non-interest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, marketing expenses and various other miscellaneous expenses.

Salaries and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Marketing expenses include expenses for advertisements, promotions, third-party marketing services and premium items.

FDIC and regulatory assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC increased its assessment rates for 2009 and charged a special assessment to increase the balance of the insurance fund. Our special assessment amounted to $103,000. We also are assessed by our banking regulators.

Other expenses include expenses for supplies, telephone and postage, data processing, contributions and donations, director and committee fees, insurance and surety bond premiums and other fees and expenses.

Our Business Strategy

Our mission is to operate and grow a profitable, independent community-oriented financial institution serving primarily retail customers and small businesses in our market areas. The following are key elements of our business strategy:

•	Continuing our community-oriented focus. As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. Our ability to succeed in our communities is enhanced by the stability of our senior management. We intend to continue to leverage these strengths in our markets for the purpose of originating new deposits and loans, particularly through our branch offices, while continuing to focus on profitability.

•	Implementing a controlled growth strategy to prudently increase profitability and enhance stockholder value. Our primary lending activity is the origination of one- to four-family mortgage loans secured by homes in our local market area. We intend to pursue a controlled growth strategy for the foreseeable future until the local economy materially improves. As a result, we anticipate moderate growth in our one- to four-family residential mortgage loan portfolio and in our investment securities portfolio. Accordingly, we expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans that were acquired in the Earthstar Bank acquisition. We believe our existing infrastructure and our recent branch acquisition, along with the capital raised in the mutual-to-stock conversion offering, will enable us to originate new loans, subject to the foregoing strategy, both to replace existing loans as they are repaid and to prudently grow our loan portfolio.

•	Improve our funding mix by attracting lower cost core deposits. Core deposits (demand, money market and savings accounts) comprised 42.6% of our total deposits at December 31, 2012. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.

•	Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. While the delinquencies in our loan portfolio have increased during the recent economic recession, non-performing, non-covered loans were 2.29% of our non-covered loan portfolio at December 31, 2012. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•	Increase our noninterest income through the expansion of our FHA lending activity. Historically, we have originated FHA loans on a limited basis in order to accommodate customers who may not qualify for a conventional mortgage loan. FHA loans have mortgage insurance provided by the federal government. The loans are up to 96.5% of the lesser of the appraised value or purchase price and are originated and underwritten manually according to private investor and FHA guidelines. We have recently expanded our FHA lending activities by hiring an experienced team of originators in an effort to increase noninterest income through gains on the sale of loans. Our FHA lending team has been expanded from two (2) to 10 employees. We originate FHA loans from within our market area with the intention of selling the loans on a flow basis to the U.S. Department of Housing and Urban Development (“HUD”) and other private investors with servicing released. Our new Retail Mortgage Banking Division, which began operation in the second quarter of 2012, generates primarily FHA loans for resale to various investors. During the year ended December 31, 2012, we generated $39.4 million in loans for sale to various investors.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and other-than-temporary impairment of securities.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 5 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed by United States Generally Accepted Accounting Principles (U.S. GAAP). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Other-Than-Temporary Impairment of Securities. U.S. GAAP requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value and whether or not we intend to sell the security or whether it is more likely than not that we would be required to sell the security before its anticipated recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of our capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income.

Fair value of assets acquired and liabilities assumed pursuant to business combination transactions. Assets acquired and liabilities assumed in business combinations are recorded at estimated fair value on their purchase date. Purchased loans acquired in a business combination, including covered loans, are recorded at estimated fair value with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received.

The estimated fair value of the FDIC indemnification asset is based on the net present value of expected future cash proceeds. See note 1 “Summary of Significant Accounting Policies – FDIC Indemnification Asset” in the consolidated financial statements included in this annual report on Form 10-K. The discount rates used are derived from current market rates and reflect the level of inherent risk in the assets. The expected cash flows are determined based on contractual terms, expected performance, default timing assumptions, property appraisals and other factors.

The fair values of investment securities acquired in business combinations are generally based on quoted market prices, broker quotes, comprehensive interest rate tables or pricing matrices or a combination thereof.

The fair value of assumed liabilities in business combinations on their date of purchase is generally the amount payable by the Company necessary to completely satisfy the assumed obligation.

Financial Condition

Total assets at December 31, 2012 were $267.5 million, an increase of $2.4 million, or 0.9%, from total assets of $265.1 million at December 31, 2011. The increase in assets resulted primarily from a $12.1 million increase in loans held for sale and a $7.7 million increase in cash and cash equivalents, partially offset by a $15.8 million decrease in total loans. Total liabilities at December 31, 2012 were $226.3 million compared to $237.4 million at December 31, 2011, a decrease of $11.1 million, or 4.7%. The decrease in liabilities was primarily due to a $6.3 million decrease in deposits and a $5.6 million decrease in FHLB advances long-term. Total stockholders’ equity increased to $41.2 million at December 31, 2012 from $27.6 million at December 31, 2011, an increase of $13.6 million, or 49.3%, primarily as a result of the receipt of proceeds from the second-step conversion, (net of the loan made to the ESOP.)

Cash and cash equivalents increased to $25.1 million from $17.4 million during the year ended December 31, 2012, an increase of $7.7 million, or 44.3%. The increase in cash and cash equivalents was attributable, in part, to a $15.8 million decrease in total loans as a result of net loan payments and payoffs and $14.0 million in net proceeds from the recently completed second-step conversion, partially offset by a $12.1 million increase in loans held for sale, a $6.3 million decrease in deposits and a $5.6 million decrease in FHLB advances long-term.

Investment securities available for sale decreased to $16.1 million from $17.3 million during the year ended December 31, 2012, a decrease of $1.2 million, or 6.9%. The decrease in investment securities available for sale was attributable to payments and maturities received of $5.2 million, partially offset by an increase of $3.8 million in purchases.

Investment securities held to maturity increased to $58.6 million from $56.6 million during the year ended December 31, 2012, an increase of $2.0 million, or 3.5%. The increase in investment securities held to maturity was attributable, in part, to the purchase of $15.4 million in mortgaged-backed securities, partially offset by $13.2 million in payments received.

Loans held for sale increased to $12.1 million during the year ended December 31, 2012. The increase was attributable, in part, to the new Retail Mortgage Banking Division which originated a total of $39.4 million in loans and sold $29.7 million in loans.

Loans receivable decreased to $138.8 million from $154.6 million during the year ended December 31, 2012, a decrease of $15.8 million or 10.2%. The decrease in loans receivable was mainly due to payoffs and repayments during the period.

Total deposits decreased to $196.7 million from $203.0 million during the year ended December 31, 2012, a decrease of $6.3 million, or 3.1%. The decrease in deposits was attributable, in part, to the outflow of $3.8 million in money market accounts, as rates offered were below rates offered in the marketplace, a $1.8 million decrease in now accounts and a $1.5 million decrease in time deposits, partially offset by a $1.0 million increase in noninterest bearing demand deposits.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $5.6 million decrease in FHLB advances long-term was due to maturities of FHLB advances long-term as the Company decided not to renew these borrowings.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$101,793	73.22%	$111,272	71.82%	$119,085	69.40%	$131,571	86.84%	$144,508	87.68%
Multi-family and commercial real estate	8,501	6.11	9,439	6.09	10,272	5.99	10,214	6.74	12,020	7.29
Home equity loans	2,489	1.79	2,818	1.82	2,918	1.70	3,372	2.23	4,172	2.53
Home equity lines of credit	1,853	1.33	1,767	1.14	2,023	1.18	3,036	2.00	1,361	0.83
Total real estate loans:	114,636	82.45	125,296	80.87	134,298	78.27	148,193	97.81	162,061	98.33

Consumer:
Education	2,228	1.60	2,885	1.86	3,179	1.85	3,281	2.17	2,690	1.63
Other consumer	901	0.65	1,032	0.67	1,300	0.76	33	0.02	60	0.04
Total consumer loans	3,129	2.25	3,917	2.53	4,479	2.61	3,314	2.19	2,750	1.67
Total loans excluding covered loans	117,765	84.70	129,213	83.40	138,777	80.88	151,507	100.00	164,811	100.00
Covered loans	21,260	15.30	25,708	16.60	32,808	19.12	-	0.00	-	0.00
Total loans	139,025	100.00%	154,921	100.00%	171,585	100.00%	151,507	100.00%	164,811	100.00%
Net deferred loan fees	(222)		(290)		(278)		(215)		(195)
Allowance for loan losses on non-covered loans	(1,508)		(1,206)		(834)		(1,115)		(857)
Allowance for loan losses on covered loans	-		(73)		-		-		-
Loans, net	$137,295		$153,352		$170,473		$150,177		$163,759

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four- Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Covered Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$671	$1,136	$1,408	$1,038	$1,701	$5,954
More than one to five years	2,558	2,242	409	317	3,736	9,262
More than five years	98,564	5,123	2,525	1,774	15,823	123,809
Total	$101,793	$8,501	$4,342	$3,129	$21,260	$139,025

The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013 and that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rate	Adjustable Rate	Total

Real Estate Loans:
One-to-four-family	$101,122	$-	$101,122
Multi-family and commercial real estate	7,365	-	7,365
Home equity loans and lines of credit	1,081	1,853	2,934
Consumer Loans	2,091	-	2,091
Covered Loans	7,322	12,237	19,559
Total	$118,981	$14,090	$133,071

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$3,361	$3,625	$5,049	$5,413	$7,558	$7,999
Freddie Mac	128	138	226	243	1,062	1,116
Government National Mortgage Association	694	794	891	1,014	1,054	1,179
Collateralized mortgage obligations – Government- sponsored entities	2,167	2,210	3,750	3,811	6,237	6,245
Total mortgage-backed securities	6,350	6,767	9,916	10,481	15,911	16,539
Corporate securities	9,171	9,372	6,972	6,867	10,551	10,802
Total debt securities	15,521	16,139	16,888	17,348	26,462	27,341
Equity securities-financial services	-	-	-	-	19	9
Total	$15,521	$16,139	$16,888	$17,348	$26,481	$27,350

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$44,893	$47,404	$46,772	$48,763	$22,611	$22,563
Freddie Mac	13,712	14,212	9,825	10,229	3,516	3,512
Total mortgage-backed securities	$58,605	$61,616	$56,597	$58,992	$26,127	$26,075

At December 31, 2012, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at those dates.

Federal law requires a member institution of the FHLB System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $2.6 million at December 31, 2012. During 2012 the FHLB of Pittsburgh began paying dividends again on its common stock. Additionally, the FHLB of Pittsburgh began to repurchase members excess common stock. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2012. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$5	5.00%	$984	5.13%	$958	5.15%	$1,414	3.35%	$3,361	4.39%
Freddie Mac	-	-	99	4.88	30	5.10	-	-	129	4.93
Government National Mortgage Association securities	-	-	18	8.00	-	-	676	6.48	694	6.51
Collateralized mortgage obligations – Government- sponsored entities	-	-	7	3.89	372	3.27	1,787	3.16	2,166	3.18
Corporate securities	-	-	6,872	2.24	2,299	3.03	-	-	9,171	3.49
Total	$5	5.00%	$7,980	2.64%	$3,659	3.63%	$3,877	3.81%	$15,521	3.17%

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$-	-%	$-	-%	$11,546	2.91%	$33,347	2.97%	$44,893	2.95%
Freddie Mac	-	-	-	-	1,662	2.74	12,050	3.00	13,712	2.65
Total	$-	-%	$-	-%	$13,208	2.89%	$45,397	2.88%	$58,605	2.88%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. These deposits are provided primarily by individuals who live or work within our market areas. We have not used brokered deposits as a source of funding. Deposits decreased $6.3 million, or 3.1% for the year ended December 31, 2012.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing Accounts	$7,611	3.87%	$6,645	3.27%	$8,806	3.68%
Interest-bearing Accounts	13,888	7.06	15,721	7.75	14,767	6.16
Money market	39,842	20.25	43,656	21.50	56,769	23.70
Savings accounts	30,093	15.30	30,235	14.89	29,523	12.32
Time deposits	105,289	53.52	106,759	52.59	129,840	54.14
Total	$196,723	100.00%	$203,016	100.00%	$239,706	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2012. Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$6,913
Over 3 Through 6 Months	6,223
Over 6 Through 12 Months	5,582
Over 12 Months	22,182
Total	$40,900

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
0.01 - 0.99%	$34,107	$26,804	$15,471
1.00 - 1.99%	42,747	55,033	71,934
2.00 - 3.99%	26,202	17,524	21,859
4.00 - 5.99%	2,233	7,398	20,576
Total	$105,289	$106,759	$129,840

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2012.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Time Deposits
	(Dollars in thousands)
0.01 - 0.99%	$29,043	$3,945	$1,119	$-	$-	$34,107	32.39%
1.00 - 1.99%	13,966	8,092	2,102	634	17,953	42,747	40.60
2.00 - 3.99%	3,764	1,231	3,967	6,322	10,918	26,202	24.89
4.00 - 5.99%	2,233	-	-	-	-	2,233	2.12
Total	$49,006	$13,268	$7,188	$6,956	$28,871	$105,289	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$203,016	$239,706	$164,207
Decrease before interest credited	(8,237)	(39,242)	(17,911)
Deposits acquired	-	-	90,577
Interest credited	1,944	2,552	2,833
Net increase (decrease) in deposits	(6,293)	(36,690)	75,499
Ending balance	$196,723	$203,016	$239,706

Borrowings. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. All borrowings from the FHLB are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities and our investment in FHLB stock.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$26,043	$36,473	$30,429
Average advances outstanding during the period:
FHLB Advances	$25,899	$31,135	$28,757
Weighted average interest rate during the period:
FHLB Advances	2.86%	2.62%	2.85%
Balance outstanding at end of period:
FHLB Advances	$25,500	$31,091	$28,426
Weighted average interest rate at end of period:
FHLB Advances	2.81%	2.62%	2.80%

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Overview. We recorded a net loss of $300,000 during the year ended December 31, 2012, compared to net income of $399,000 during the year ended December 31, 2011. The lower net income for 2012 was primarily related to a provision for loan losses of $997,000.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Net income	$(300)	$399
Return on average assets (1)	(0.11)%	0.15%
Return on average equity (2)	(1.00)	1.44
Average equity-to-assets ratio (3)	11.49	10.10

(1) Net income divided by average assets.

(2) Net income divided by average equity.

(3) Average equity divided by average total assets.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	At December	Years Ended December 31,
	31, 2012	2012			2011
	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	4.76%	$145,268	$8,242	5.67%	$162,609	$8,947	5.50%
Investment securities	2.94	73,622	2,286	3.11	75,665	2,467	3.26

Other interest-earning assets	0.03	24,122	16	0.07	17,209	7	0.04
Total interest-earning assets	3.78	243,012	10,544	4.34%	255,483	11,421	4.47%
Noninterest-earning assets:		19,342			19,650
Allowance for Loan Losses		(1,254)			(1,249)
Total assets		$261,100			$273,884

Liabilities and equity:
Interest-bearing liabilities:

Interest-bearing demand deposits	0.27	$14,822	66	0.45%	$14,386	83	0.58%
Money market deposits	0.45	42,238	223	0.53	49,040	326	0.66
Savings accounts	0.30	29,878	94	0.31	30,155	127	0.42
Time deposits	1.39	107,570	1,561	1.45	112,634	2,016	1.79
Total interest-bearing deposits	0.94	194,508	1,944	1.00	206,215	2,552	1.24

FHLB advances - short-term	-	-	-	-	1,628	11	0.68

FHLB advances - long-term	2.81	25,899	741	2.86	29,507	805	2.73

Advances by borrowers for taxes and insurance	2.00	795	21	2.64	902	21	2.33

Total interest-bearing liabilities	1.16%	221,202	2,706	1.22%	238,252	3,389	1.42%
Noninterest-bearing liabilities:		9,903			7,980
Total liabilities		231,105			246,232
Stockholders’ equity		29,995			27,652
Total liabilities and stockholders’ equity		$261,100			$273,884

Net interest income			$7,838			$8,032
Interest rate spread				3.12%			3.05%
Net yield on interest-bearing assets				3.23%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities				109.86%			107.23%

Our net interest rate spread increased to 3.12% for the year ended December 31, 2012 from 3.05% in 2011. Net interest income for the year ended December 31, 2012 decreased $200,000 or 2.5% to $7.8 million from $8.0 million in 2011. The primary reasons for the decrease in net interest income for the year ended December 31, 2012 reflects a lower average balance of loans and investment securities, partially offset by a lower average balance of deposits and FHLB advances long-term and a lower average rate paid on deposits. The average balance of loans decreased during the year ended December 31, 2012 due to increased loan payoffs. Lower interest expense on deposits for the year ended December 31, 2012 was due to a continuing decline in market interest rates.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			For the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$(996)	$291	$(705)	$(866)	$(170)	$696
Investment securities	(65)	(116)	(181)	1,032	(149)	883
Other	4	5	9	2	(4)	(2)
Total interest-earning assets	$(1,057)	$180	$(877)	$1,900	$(323)	$1,577

Interest expense:
Interest-bearing demand deposits	$3	$(20)	$(17)	$16	$(7)	$9
Money market accounts	(41)	(62)	(103)	(151)	124	(27)
Savings accounts	(1)	(32)	(33)	3	(25)	(22)
Certificates of deposit	(87)	(368)	(455)	(4,601)	4,360	(241)
Total deposits	(126)	(482)	(608)	(4,733)	4,452	(281)
FHLB Advances - short-term	(11)	-	(11)	11	-	11
FHLB Advances - long-term	(106)	42	(64)	23	(37)	(14)
Advances by borrowers for taxes and insurance	-	-	-	(3)	1	(2)
Total interest-bearing liabilities	$(243)	$(440)	$(683)	$(4,702)	$4,416	$(286)
Change in net interest income	$(814)	$620	$(194)	$6,602	$(4,739)	$1,863

Provision for Loan Losses. For the year ended December 31, 2012 we recorded a provision for loan losses of $997,000 as compared to $440,000 for the year ended December 31, 2011. The $210,000 increased provision for loan losses in the multi-family and commercial real estate category for the year ended December 31, 2012 is partially the result of management’s decision to accept a payoff in the amount of $506,000 on an $861,000 previously restructured substandard multi-family participation loan resulting in a charge-off of $355,000. This loan was subsequently paid off in January, 2013. Management also adjusted the qualitative factors used to calculate the allowance for loan losses for multi-family and commercial real estate loans based on the increased level of classified loans resulting in an increased provision for loan losses during the year ended December 31, 2012. The $347,000 increased provision for loan losses for the one-to-four family loan category is the result of the increased loan charge-offs recorded during the year ended December 31, 2012 related to six one-to-four family loans which were foreclosed upon and subsequently sold. Management also adjusted the qualitative factors used to calculate the allowance for loan losses for one-to-four family loans based on the increased level of charge-offs during the year ended December 31, 2012.

The provisions for the loan portfolio reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the our historical experience, the volume and type of lending conducted by us, the amount of our classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of non-interest income for the year ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Service fees on deposit accounts	$134	$162
Earnings on bank-owned life insurance	40	60
Investment securities gains, net	-	254
Gain on sale of loans	2,398	456
Rental income	293	303
Other	229	228
Total	$3,094	$1,463

The $1.6 million increase in noninterest income during the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to a $1.9 million increase in the gain on sale of loans, partially offset by a $254,000 decrease in investment securities gains as there were no sales of securities during the year ended 2012.

Non-Interest Expense.   The following table shows the components of non-interest expense for the year ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Compensation and employee benefits	$6,023	$4,624
Occupancy and equipment	1,394	1,355
Federal deposit insurance premiums	297	264
Data processing expense	395	556
Professional fees	426	375
Other	1,862	1,421
Total non-interest expense	$10,397	$8,595
Efficiency ratio	95.10%	90.53%

Total noninterest expense increased $1.8 million, or 20.9%, to $10.4 million for the year ended December 31, 2012 from the prior year period. The increase in noninterest expense for the year ended December 31, 2012 as compared to the prior year period was primarily the result of a $1.4 million increase in compensation and employee benefits, a $441,000 increase in other expense, a $51,000 increase in professional fees, a $39,000 increase in occupancy and equipment and a $33,000 increase in federal deposit insurance premiums, partially offset by a $161,000 decrease in data processing expense. The increase in compensation and employee benefits expense is primarily the result of the new Retail Mortgage Banking Division which accounted for $1.1 million of the increase, the Internet Lending Division which accounted for $138,000 of the increase and the remaining $139,000 was the result of the addition of new employees and salary and benefit expense increases related to current employees. The increase in other expenses is primarily related to the $494,000 amortization of the FDIC Indemnification asset related to the acquisition of assets from the former Earthstar Bank in 2010, partially offset by a $53,000 reduction in costs in expenses related to the Earthstar acquisition which were eliminated in 2012. The increase in professional fees is primarily related to a $60,000 increase in legal services. The decrease in data processing expense is a result of the consolidation and elimination of expenses related to the Earthstar acquisition.

Income Taxes. We recorded a tax benefit of $161,000 for the year ended December 31, 2012 compared to tax expense of $61,000 during the year ended December 31, 2011. The decrease of tax expenses resulted from the decrease in our taxable operating profits.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we encounter are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a past due notice is generated and sent to the borrower and phone calls are made. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If payment is not received by the 60th day of delinquency, a further notification is sent to the borrowers giving notice of possible foreclosure actions. If no successful workout can be achieved by the 90th day of delinquency, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 90 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the board of directors monthly regarding the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Non-Performing and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.  We have two troubled debt restructurings that are 90 days past due and no accruing loans that are 90 days past due or more at the dates presented.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual non-covered loans:
Real estate loans:
One-to-four-family	$370	$314	$749	$1,169	$705
Multi-family and commercial real estate	1,485	649	-	-	-
Home equity loans and lines of credit	10	55	47	1,532	-
Consumer	252	296	226	41	24
Total non-accrual non-covered loans	2,117	1,314	1,022	2,742	729
Restructured loans	578	650	-	-	-
Total non-performing non-covered loans	2,695	1,964	1,022	2,742	729
Real estate owned	108	83	314	-	-
Total non-performing non-covered assets	2,803	2,047	1,336	2,742	729

Non-accrual covered loans:
Real estate loans:
One- to four-family	880	501	305	-	-
Multi-family and commercial real estate	-	179	179	-	-
Commercial	-	-	596	-	-
Total non-performing covered loans	880	680	1,080	-	-
Real estate owned	64	-	-	-	-
Total non-performing covered assets	944	680	1,080	-	-
Total non-performing assets (including covered loans)	$3,747	$2,727	$2,416	$2,742	$729

Total non-performing non-covered loans to total non-covered loans	2.08%	1.52%	0.74%	1.81%	0.44%
Total non-performing non-covered assets to total non-covered assets	1.05%	0.86%	0.50%	1.26%	0.33%
Total non-performing loans to total loans	2.58%	1.71%	1.23%	1.81%	0.44%
Total non-performing assets to total assets	1.40%	1.03%	0.81%	1.26%	0.33%

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended December 31, 2012 and 2011 had nonaccruing loans been current according to their original terms was approximately $122,000 and $193,000, respectively.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our non-covered classified assets at the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Special mention assets	$1,637	$1,833	$2,775
Substandard assets	5,467	5,024	1,623
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$7,104	$6,857	$4,398

Other than disclosed in the above tables, there are no other loans at December 31, 2012 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated. Loans past due 90 days or more are placed on non-accrual status.

	At December 31,
	2012		2011		2010
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$280	$-	$888	$-	$390	$742
Multi-family and commercial real estate	-	-	-	719	21	-
Home equity loans and lines of credit	-	-	-	-	-	-
Consumer	46	41	73	16	70	26
Covered loans	1,300	56	705	99	-	-
Total	$1,626	$97	$1,666	$834	$481	$768

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans where the loan balance exceeds the fair market value, when collection of the full amount outstanding becomes improbable and when an accurate estimate of the loss can be documented.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

The Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency may require us to make additional provisions for loan losses based on judgments different from ours.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2012, the loss factors were adjusted for each group of loans due to changes in the nature and volume of the loan portfolio, changes in the value of underlying collateral for collateral dependent loans to reflect current market conditions and our dependence on underlying collateral within the entire loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses on non-covered loans by loan category at the dates indicated.

	At December 31,
	2012			2011			2010			2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$678	45.00%	86.00%	$544	45.00%	86.00%	$520	62.00%	87.00%	$516	46.00%	87.00%	$501	58.00%	88.00%
Multi-family and commercial real estate	772	51.00	7.00	613	51.00	7.00	274	33.00	7.00	283	25.00	7.00	316	37.00	7.00
Home equity loans and lines of credit	47	3.00	4.00	28	2.00	4.00	24	3.00	4.00	299	27.00	4.00	28	3.00	3.00
Consumer	11	1.00	3.00	21	2.00	3.00	16	2.00	2.00	17	2.00	2.00	13	2.00	2.00
Total allowance for loan losses	$1,508	100.00%	100.00%	$1,206	100.00%	100.00%	$834	100.00%	100.00%	$1,115	100.00%	100.00%	$858	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2012			2011			2010	2009	2008
	Non-Covered	Covered		Non-Covered	Covered
	Loans	Loans	Totals	Loans	Loans	Totals
	(Dollars in thousands)

Allowance for losses on loans at beginning of period	$1,206	$73	$1,279	$834	$-	$834	$1,115	$858	$731
Provision (credit) for loan losses on loans	1,018	(21)	997	367	73	440	(115)	252	85

Charge-offs:
One-to-four family	(336)	(33)	(369)	-	-	-	(170)	-	-
Multi-family and commercial real estate	(388)	(19)	(407)	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-
Total	(724)	(52)	(776)	-	-	-	(170)	-	-
Recoveries:
One-to-four family	2	-	2	5	-	5	4	5	42
Multi-family and commercial real estate	6	-	6	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-
Total	8	-	8	5	-	5	4	5	42
Net recoveries (charge-offs)	(716)	(52)	(768)	5	-	5	(166)	5	42

Allowance at end of period	$1,508	$-	$1,508	$1,206	$73	$1,279	$834	$1,115	$858

Allowance for loan losses to non-performing loans	55.96%	-%	42.18%	61.41%	10.74%	48.37%	81.56%	40.66%	117.70%

Allowance for loan losses to total loans outstanding at the end of the period	1.28%	-%	1.08%	0.93%	0.28%	0.83%	0.06%	0.74%	0.52%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.06)%	(0.02)%	(0.05)%	0.01%	0.00%	0.01%	(0.11)%	0.01%	(0.01)%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, increases in interest rates will adversely affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management and the board of directors, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We prepare an interest rate sensitivity analysis to review our level of interest rate risk.This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 500 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in our net portfolio value at December 31, 2012, that would occur in the event of an immediate change in interest rates based on assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
(Dollars in thousands)

500	$7,468	$(37,007)	(83.21)%	3.28%	(1,265)%
400	17,291	(27,183)	(61.12)	7.23	(870)
300	27,272	(17,203)	(38.68)	10.84	(509)
200	35,577	(8,898)	(20.01)	13.56	(237)
100	41,644	(2,831)	(6.37)	15.32	(61)
0	44,475	-	-	15.93	-
(100)	46,677	2,202	4.95	16.40	47

The decrease in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest-earning assets are fixed-rate residential loans and fixed-rate investment securities; and (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates.

We use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $25.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $16.1 million at December 31, 2012. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $93.3 million from the FHLB of Pittsburgh. On December 31, 2012, we had $25.5 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At December 31, 2012, we had $8.0 million in mortgage loan commitments outstanding, $4.6 million in unused lines of credit and $15,000 in a standby letter of credit. Time deposits due within one year of December 31, 2013 totaled $41.0 million of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The Company is a separate entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company may utilize its cash position for the payment of dividends or to repurchase common stock, subject to applicable restrictions. The Company’s primary source of funds is dividends from the Bank. Payment of such dividends to the Company by the Bank is limited under federal law. The amount that can be paid in any calendar year, without prior regulatory approval, cannot exceed the retained net earnings (as defined) for the year plus the preceding two calendar years. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the year ended December 31, 2012 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated herein by reference to the section captioned “Management’s Report on Internal Control Over Financial Reporting” immediately preceding the Company’s Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, Inc., 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Polonia Bancorp 2007 Equity Incentive Plan, which was approved by stockholders in July 2007. The following table sets forth certain information with respect to the Company’s equity compensation plan as of December 31, 2012.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	171,386	$8.44	-
Equity compensation plans not approved by security holders	-	-	-

Total	171,386	$8.44	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1	Purchase and Assumption Agreement – Whole Bank; All Deposits, dated December 10, 2010, by and among the FDIC, as receiver, Polonia Bank and the FDIC(6)
3.1	Charter of Polonia Bancorp (1)
3.2	Bylaws of Polonia Bancorp (4)
4.0	Stock Certificate of Polonia Bancorp (1)
10.1	Amended and Restated Polonia Bancorp Employment Agreement with Anthony J. Szuszczewicz (5)
10.2	Amended and Restated Polonia Bank Employment Agreement with Anthony J. Szuszczewicz (5)
10.3	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski (5)
10.4	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski (5)
10.5	Amended and Restated Polonia Bancorp Employment Agreement with Kenneth J. Maliszewski (5)
10.6	Amended and Restated Polonia Bank Employment Agreement with Kenneth J. Maliszewski (5)
10.7	Amended and Restated Polonia Bank Employee Severance Compensation Plan (5)
10.8	Amended and Restated Supplemental Executive Retirement Plan (5)
10.9	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (1)
10.10	Supplemental Executive Retirement Plan for Edward W. Lukiewski (1)
10.11	Non-Qualified Deferred Compensation Plan (1)
10.12	Supplemental Executive Retirement Plan for Paul D. Rutkowski (1)
10.13	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski (1)
10.14	Split Dollar Life Insurance Agreement with Paul D. Rutkowski (2)
10.15	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski (2)
10.16	Polonia Bancorp 2007 Equity Incentive Plan (3)
10.17	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement (5)
10.18	Amendment to the Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (5)
10.19	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan (5)
10.20	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Anthony J. Szuszczewicz (7)
10.21	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Anthony J. Szuszczewicz (7)
10.22	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Paul D. Rutkowski (7)
10.23	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Paul D. Rutkowski (7)
10.24	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Kenneth J. Maliszewski (7)
10.25	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Kenneth J. Maliszewski (7)
21.0	Subsidiaries of the Registrant
23.1	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange

Commission on the Registration Statement on Form SB-2, (File No. 333-135643) and any amendments thereto.

(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 25, 2007 (File No. 000-52267).
(3)	Incorporated herein by reference to Appendix D in the definitive proxy statement filed with the SEC on June 12, 2007 (File No. 000-52267).
(4)	Incorporated herein by reference to Exhibit 3.1 filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 22, 2009 (File No. 000-52267).
(5)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52267).
(6)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the Securities and Exchange Commission on April 18, 2011(File No. 000-52267).
(7)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the Securities and Exchange Commission on April 12, 2012 (File No. 000-52267).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP, INC.

Date: March 29, 2013	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive	March 29, 2013
Anthony J. Szuszczewicz	Officer (principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 29, 2013
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	March 29, 2013
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	March 29, 2013
Frank J. Byrne

/s/ Timothy O’Shaughnessy	Director	March 29, 2013
Timothy O’Shaughnessy

/s/ Robert J. Woltjen	Director	March 29, 2013
Robert J. Woltjen

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and of the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

POLONIA BANCORP

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Page Number

Report of Independent Registered Public Accounting Firm	F - 1

Financial Statements

Consolidated Balance Sheet	F - 2

Consolidated Statement of Income (Loss)	F - 3

Consolidated Statement of Comprehensive Income (Loss)	F - 4

Consolidated Statement of Changes in Stockholders’ Equity	F - 5

Consolidated Statement of Cash Flows	F - 6

Notes to the Consolidated Financial Statements	F - 7 – F - 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Polonia Bancorp, Inc.

We have audited the consolidated balance sheet of Polonia Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass A.C.

Wexford, Pennsylvania

March 29, 2013

F - 1

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$2,489,092	$2,312,801
Interest-bearing deposits with other institutions	22,572,574	15,103,397

Cash and cash equivalents	25,061,666	17,416,198

Investment securities available for sale	16,139,282	17,348,485
Investment securities held to maturity (fair value $61,615,682 and $58,992,283)	58,605,490	56,597,111
Loans held for sale	12,060,174	-
Loans receivable	117,542,371	128,922,661
Covered loans	21,259,962	25,708,179
Total loans	138,802,333	154,630,840
Less:Allowance for loan losses	1,507,770	1,279,008
Net loans	137,294,563	153,351,832
Accrued interest receivable	815,473	970,966
Federal Home Loan Bank stock	2,607,600	2,822,600
Premises and equipment, net	4,916,239	5,085,980
Bank-owned life insurance	4,240,364	4,200,181
FDIC indemnification asset	4,234,931	5,218,506
Other assets	1,488,281	2,038,563

TOTAL ASSETS	$267,464,063	$265,050,422

LIABILITIES
Deposits	$196,723,246	$203,016,286
FHLB advances - long-term	25,500,000	31,091,302
Advances by borrowers for taxes and insurance	942,564	939,092
Accrued interest payable	64,760	95,894
Other liabilities	3,048,207	2,269,471

TOTAL LIABILITIES	226,278,777	237,412,045

Commitments and contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,511,276 and 3,306,250 shares issued, respectively)	35,113	33,063
Additional paid-in-capital	27,453,708	14,051,475
Retained earnings	15,099,489	15,399,854
Unallocated shares held by Employee Stock Ownership Plan
("ESOP") (219,668 and 96,218 shares, respectively)	(1,810,810)	(875,144)
Treasury stock (153,118 shares)	-	(1,274,528)
Accumulated other comprehensive income	407,786	303,657

TOTAL STOCKHOLDERS' EQUITY	41,185,286	27,638,377
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,464,063	$265,050,422

See accompanying notes to the consolidated financial statements.

F - 2

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Year Ended December 31,
	2012	2011
INTEREST AND DIVIDEND INCOME
Loans receivable	$8,241,777	$8,947,386
Investment securities	2,286,484	2,466,626
Interest-bearing deposits and other dividends	15,994	7,044
Total interest and dividend income	10,544,255	11,421,056

INTEREST EXPENSE
Deposits	1,944,466	2,552,265
FHLB advances - long-term	740,646	815,407
Advances by borrowers for taxes and insurance	20,643	21,229
Total interest expense	2,705,755	3,388,901

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES	7,838,500	8,032,155
Provision for loan losses	997,279	440,142

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	6,841,221	7,592,013

NON-INTEREST INCOME
Service fees on deposit accounts	134,115	162,055
Earnings on bank-owned life insurance	40,183	59,914
Investment securities gains	-	253,921
Gain on sale of loans	2,397,491	456,140
Rental income	293,057	302,383
Other	228,676	228,220
Total non-interest income	3,093,522	1,462,633

NON-INTEREST EXPENSE
Compensation and employee benefits	6,023,389	4,623,760
Occupancy and equipment	1,394,260	1,355,012
Federal deposit insurance premiums	296,594	264,160
Data processing expense	394,424	555,910
Professional fees	426,340	375,315
Other	1,861,540	1,420,863
Total non-interest expense	10,396,547	8,595,020

(Loss) income before income tax (benefit) expense	(461,804)	459,626
Income tax (benefit) expense	(161,439)	60,987

NET (LOSS) INCOME	$(300,365)	$398,639

EARNINGS PER SHARE - BASIC AND DILUTED	$(0.09)	$0.12

Weighted-average common shares outstanding, basic and diluted	3,399,905	3,398,882

See accompanying notes to the consolidated financial statements.

F - 3

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2012	2011

Net (loss) income	$(300,365)	$398,639

Reclassification adjustment for gains on availablefor-sale securities included in net (loss) income	-	(253,921)

Tax effect	-	86,333

Changes in net unrealized gain (loss) on investment securities available for sale	157,771	(155,480)

Tax effect	(53,642)	52,727

Total comprehensive income (loss)	$(196,236)	$128,298

See accompanying notes to the consolidated financial statements.

F - 4

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
					Unallocated		Other
	Common Stock		Additional	Retained	Shares Held	Treasury	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	by ESOP	Stock	Income	Total

Balance, December 31, 2010	3,306,250	$33,063	$13,863,863	$15,001,215	$(950,437)	$(1,262,141)	$573,998	$27,259,561

Net income				398,639				398,639
Other comprehensive loss, net							(270,341)	(270,341)
Purchase of treasury stock (1,982 shares, at cost)						(12,387)		(12,387)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(17,714)		75,293			57,579
Allocation of unearned restricted stock			115,733					115,733

Balance, December 31, 2011	3,306,250	33,063	14,051,475	15,399,854	(875,144)	(1,274,528)	303,657	27,638,377

Net loss				(300,365)				(300,365)
Other comprehensive income, net							104,129	104,129
Purchase of treasury stock (1,982 shares, at cost)						(15,361)		(15,361)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(29,633)		157,878			128,245
Allocation of unearned restricted stock			77,155					77,155
Items relating to conversion and stock offering:
Merger of Polonia MHC	(1,818,437)	(18,184)	18,184					-
Treasury stock retired	(155,100)	(1,551)	(1,288,338)			1,289,889		-
Proceeds from stock offering, net of fractional shares, net of offering expenses of $1.6 million	2,178,563	21,785	14,535,272					14,557,057
Stock purchased for ESOP					(1,093,544)			(1,093,544)

Balance, December 31, 2012	3,511,276	$35,113	$27,453,708	$15,099,489	$1,810,810)	$-	$407,786	$41,185,286

See accompanying notes to the consolidated financial statements.

F - 5

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net (loss) income	$(300,365)	$398,639
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	997,279	440,142
Depreciation, amortization, and accretion	1,009,359	373,970
Investment securities gains	-	(253,921)
Proceeds from sale of loans	69,219,081	21,355,799
Net gain on sale of loans	(2,397,491)	(456,140)
Loans originated for sale	(78,881,764)	(20,899,659)
Earnings on Bank-owned life insurance	(40,183)	(59,914)
Deferred federal income taxes	(449,481)	(41,903)
Decrease in accrued interest receivable	155,493	102,257
Decrease in accrued interest payable	(31,134)	(7,640)
Increase in accrued payroll and commissions	655,047	856
Compensation expense for stock options, ESOP, and restricted stock	294,993	262,905
Other, net	595,658	78,789
Net cash (used for) provided by operating activities	(9,173,508)	1,294,180

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	-	6,361,927
Proceeds from principal repayments and maturities	5,157,374	5,433,371
Purchases	(3,789,760)	(1,933,200)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	13,203,098	7,904,674
Purchases	(15,377,547)	(38,537,609)
Decrease in loans receivable, net	10,363,527	9,587,942
Decrease in covered loans	4,484,239	7,194,860
Purchase of Federal Home Loan Bank stock	(20,600)	-
Redemptions of Federal Home Loan Bank stock	235,600	643,000
Proceeds from the sale of other real estate owned	385,461	312,145
Payments received from FDIC under loss share agreement	408,610	-
Purchase of premises and equipment	(386,289)	(884,461)
Net cash provided by (used for) investing activities	14,663,713	(3,917,351)

FINANCING ACTIVITIES
Decrease in deposits, net	(6,265,826)	(36,551,241)
Repayment of Federal Home Loan Bank advances - long-term	(5,591,302)	(2,334,891)
Proceeds of Federal Home Loan Bank advances - long-term	-	5,000,000
Purchase of treasury stock	(15,361)	(12,387)
Net proceeds from the issuance of common stock	15,117,824	-
Purchase of common stock in connection with ESOP	(1,093,544)	-
Increase (decrease) in advances by borrowers for taxes and insurance, net	3,472	(66,661)
Net cash provided by (used for) financing activities	2,155,263	(33,965,180)

Increase (decrease) in cash and cash equivalents	7,645,468	(36,588,351)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,416,198	54,004,549
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,061,666	$17,416,198

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,736,919	$3,396,541
Income taxes	235,000	35,000
Non-cash transactions:
Loans transferred to other real estate owned	332,780	82,942
Deferred offering costs	1,641,263	-

See accompanying notes to the consolidated financial statements.

F - 6

POLONIA BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations and Basis of Presentation

Polonia Bancorp, Inc. (the “Company”), a Maryland corporation, was incorporated in August 2011 and organized by Polonia MHC, Polonia Bancorp, and Polonia Bank (the “Bank”) to facilitate the second-step conversion of the Company from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the conversion which occurred on November 9, 2012, the Company became the holding company for the Bank and a 100 percent publicly owned stock holding company. As a result of the conversion, each share of Polonia Bancorp’s common stock owned by public shareholders was exchanged for 1.1136 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares. As a result of the conversion, all share information has been revised to reflect the conversion rate.

Concurrent with the conversion, the Company sold a total of 2,025,078 shares of common stock in the subscription and community offerings at $8.00 per share, including 136,693 shares to the Polonia Bancorp, Inc. ESOP. The Company had common shares outstanding of 3,511,276 after the conversion, offering, and exchange.

The Bank was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through seven offices located in the Greater Philadelphia area. As of December 31, 2012, the Bank was subject to regulation by the Office of the Controller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, PBMHC (“PBMHC”), a Delaware investment company, and Community Abstract Agency, LLC (“CAA”). CAA provides title insurance on loans secured by real estate. Previously the Bank had a 49 percent ownership interest in Realty Capital Management, LLC, an entity formed to manage and dispose of real estate acquired through foreclosure. The entity was dissolved during 2011. All significant intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent Company’s financial statements is carried at the parent Company’s equity in the underlying net assets.

Use of Estimates in the Preparation of Financial Statements

The accounting principles followed by the Company and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the fair value of financial instruments.

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized security gains and losses are computed using the specific identification method for debt securities and the average cost method for marketable equity securities. Interest and dividends on investment securities are recognized as income when earned.

F - 7

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and whether or not the Company intends to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. A decline in value that is considered to be other than temporary is recorded as a loss within non-interest income in the Consolidated Statement of Income.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by a charge against income. Gains and losses on sales of loans held for sale are included in non-interest income. Loans held for sale at December 31, 2012, were approximately $12,060,174. There were no loans held for sale at December 31, 2011.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at the principal amount outstanding less the allowance for loan losses and net of deferred loan origination fees and costs. Interest on loans is recognized as income when earned on the accrual method.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the related loans using the interest method.

F - 8

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquired Loans

All loans acquired by the Company, excluding acquired consumer loans, are subject to loss share agreements with the FDIC whereby the Bank is indemnified against a portion of the losses on those loans (“covered loans”). Purchased loans acquired in a business combination, are recorded at fair value on their purchase date with no carryover of the related allowance for loan losses. In determining the fair value of purchased loans, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, and net present value of cash flows expected to be received. Purchased credit-impaired loans are accounted for in accordance with guidance for certain loans or debt securities acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. For evidence of credit deterioration since origination, the Company considered loans on a loan-by-loan basis by primarily focusing on past-due status, frequency of late payments, internal loan classification, as well as interviews with current loan officers and collection employees for other evidence that may be indicative of deterioration of credit quality. Once these loans were segregated, the Company evaluated each of these loans on a loan-by-loan basis to determine the probability of collecting all contractually required payments.

The Company deemed it appropriate to analogize the accounting guidance under Accounting Standards Codification (“ASC”) 310-30 to all other loans since: (i) the discount recognized for these loans was attributable at least in part to credit quality, and (ii) the Company was unable to identify specific loans within this portfolio for which it was probable at acquisition that the Company would be unable to collect all contractually required payments receivable. The Company has aggregated all other loans into loan pools by common risk characteristics, which generally conform to loan type.

The Company evaluates expected future cash flows on all acquired loans on a quarterly basis. The difference between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable difference. Decreases to the expected cash flows will generally result in a provision for loan losses. Increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased loans is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans.

FDIC Indemnification Asset

In connection with the Company’s FDIC-assisted acquisition, the Company has recorded an FDIC indemnification asset to reflect the loss-share arrangement provided by the FDIC. Since the indemnified items are covered loans, which are measured at fair value at the date of acquisition, the FDIC indemnification asset is also measured at fair value at the date of acquisition, and is calculated by discounting the cash flows expected to be received from the FDIC.

The FDIC indemnification asset is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the assets are sold. The fair value of the FDIC indemnification asset is estimated using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.

F - 9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FDIC Indemnification Asset (Continued)

The Company reviews and updates the fair value of the asset prospectively, on a quarterly basis, as loss estimates related to covered loans change. Decreases in the amount expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC indemnification asset for the estimated amount to be reimbursed. Increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC indemnification asset, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded.

The ultimate realization of the FDIC indemnification asset depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The accretion of the FDIC receivable discount is recorded in non-interest expense using the level yield method over the estimated life of the receivable.

Pursuant to the clawback provisions of the loss share agreement for the Company’s FDIC-assisted acquisition, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the loss share agreement. The amount of the clawback provision for the acquisition is included in the FDIC indemnification asset in the accompanying Consolidated Balance Sheet and is measured at fair value. It is calculated as the difference between management’s estimated losses on covered loans and the loss threshold contained in the loss share agreement, multiplied by the applicable clawback provisions contained in the loss share agreement. This clawback amount which is payable to the FDIC upon termination of the applicable loss share agreement is discounted back to net present value. To the extent that actual losses on covered loans are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will increase. To the extent that actual losses on covered loans are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreements will decrease.

Changes in the FDIC indemnification asset during the years ended December 31, 2012 and 2011, are as follows:

	Year Ended December 31,
	2012	2011

Balance at the beginning of year	$5,218,506	$5,397,192
Cash payments received or receivable due from the FDIC	(408,610)	-
Increase in FDIC share of estimated losses	-	-
Net amortization	(574,965)	(178,686)

Balance at the end of year	$4,234,931	$5,218,506

Troubled Debt Restructurings

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, deferment of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses that is charged to operations. The provision is based on management’s evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant changes in the near term.

F - 10

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Impaired loans are commercial, multi-family, and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial, multi-family, and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial, multi-family, and commercial real estate loans which are 90 days or more past due are selected for impairment testing. These loans are analyzed to determine whether they are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All commercial, multi-family, and commercial real estate loans that are delinquent 90 days are placed on nonaccrual status are classified on an individual basis. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) one-to-four family real estate loans; (ii) multi-family and commercial real estate loans; (iii) commercial loans, (iv) home equity loans; (v) home equity lines of credit; and (vi) education and other consumer loans. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the total factor to be applied to nonclassified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and classification
•	Trends in volume and terms
•	Changes in collateral
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

F - 11

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Charge-Off Policies

Consumer loans are generally charged down to the fair value of collateral securing the asset when the loan is 120 days past due. Loans secured by real estate are generally charged down to the fair value of real estate securing the asset when the loan is 180 days past due. All other loans are generally charged down to the net realizable value when the loan is 90 days past due.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the useful lives of the related assets, which range from 3 to 20 years for furniture, fixtures, and equipment and 40 years for buildings. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increases in the cash surrender value are recorded as non-interest income on the Consolidated Statement of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as non-interest income.

Mortgage Servicing Rights (“MSRs”)

The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains servicing rights for most of these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. MSRs are a component of other assets on the Consolidated Balance Sheet.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company;
(2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Other Real Estate Owned

Other real estate owned is carried at the lower of cost or fair value minus estimated costs to sell. Valuation allowances for estimated losses are provided when the carrying value of the real estate acquired exceeds fair value minus estimated costs to sell. Operating expenses of such properties, net of related income, are expensed in the period incurred.

Federal Income Taxes

The Company and subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected based on the differences between the financial statement and the income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expense and benefit are based on the changes in the deferred tax assets or liabilities from period to period.

F - 12

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company has defined cash and cash equivalents as cash and due from banks and interest-bearing deposits with other institutions that have original maturities of less than 90 days.

Comprehensive Income  (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is composed exclusively of net unrealized holding gains (losses) on its available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income on the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011.

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period. The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date. For both years ended December 31, 2012 and 2011, the Bank recorded $89,593 in expense related to share-based awards. As of December 31, 2012, there were no unrecognized costs related to unvested share-based awards granted.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45, or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has presented the necessary disclosures in the Consolidated Statement of Comprehensive Income.

F - 13

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350:) Testing Indefinite-Lived Intangible Assets for Impairment. Update 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. Update 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). Update 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company is currently evaluating the impact that the adoption of this standard will have on its financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact that these disclosures will have on its financial statements.

F - 14

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

2.	EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net (loss) income as presented on the Consolidated Statement of Income will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Year Ended December 31,
	2012	2011

Weighted-average common shares outstanding	3,657,607	3,681,840
Average unearned nonvested shares	(2,679)	(15,432)
Average unallocated shares held by ESOP	(110,148)	(100,636)
Average treasury stock shares	(144,875)	(166,890)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,399,905	3,398,882

Options to purchase 171,386 shares of common stock for the years ended December 31, 2012 and 2011, as well as 9,140 shares of restricted stock as of December 31, 2011, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

F - 15

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$3,361,216	$264,117	$-	$3,625,333
Freddie Mac	128,634	9,158	-	137,792
Government National Mortgage Association	693,893	100,342	-	794,235
Collateralized mortgage obligations - government-sponsored entities	2,166,686	69,368	(26,021)	2,210,033
Total mortgage-backed securities	6,350,429	442,985	(26,021)	6,767,393
Corporate securities	9,170,995	240,789	(39,895)	9,371,889
Total debt securities	$15,521,424	$683,774	$(65,916)	$16,139,282

Held to maturity
Mortgage-backed securities:
Fannie Mae	$44,893,424	$2,510,301	$-	$47,403,725
Freddie Mac	13,712,066	499,891	-	14,211,957
Total mortgage-backed securities	$58,605,490	$3,010,192	$-	$61,615,682

	December 31, 2011
	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$5,048,803	$364,619	$-	$5,413,422
Freddie Mac	226,397	16,307	-	242,704

Government National Mortgage Association	891,547	122,503	-	1,014,050
Collateralized mortgage obligations - government sponsored entities	3,749,738	85,709	(23,942)	3,811,505

Total mortgage-backed securities	9,916,485	589,138	(23,942)	10,481,681
Corporate securities	6,971,914	63,753	(168,863)	6,866,804
Total debt securities	$16,888,399	$652,891	$(192,805)	$17,348,485

Held to maturity
Mortgage-backed securities:
Fannie Mae	$46,771,951	$1,991,083	$-	$48,763,034
Freddie Mac	9,825,160	404,089	-	10,229,249
Total mortgage-backed securities	$56,597,111	$2,395,172	$-	$58,992,283

F - 16

3.	INVESTMENT SECURITIES (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations-government-sponsored entities	$445,009	$(19,122)	$248,884	$(6,899)	$693,893	$(26,021)
Total mortgage-backed securities	445,009	(19,122)	248,884	(6,899)	693,893	(26,021)
Corporate securities	980,450	(4,065)	964,170	(35,830)	1,944,620	(39,895)

Total	$1,425,459	$(23,187)	$1,213,054	$(42,729)	$2,638,513	$(65,916)

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations - government sponsored entities	$529,409	$(22,168)	$6,690	$(1,774)	$536,099	$(23,942)
Total mortgage-backed securities	529,409	(22,168)	6,690	(1,774)	536,099	(23,942)
Corporate securities	4,358,300	(168,863)	-	-	4,358,300	(168,863)

Total	$4,887,709	$(191,031)	$6,690	$(1,774)	$4,894,399	$(192,805)

The Company reviews its position quarterly and has asserted that at December 31, 2012 and 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 12 positions that were temporarily impaired at December 31, 2012. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

F - 17

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at December 31, 2012 and 2011, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2012	Cost	Value	Cost	Value

Due within one year	$4,860	$4,987	$-	$-
Due after one year through five years	7,980,258	8,204,084	-	-
Due after five years through ten years	3,658,936	3,811,797	13,208,238	14,079,529
Due after ten years	3,877,370	4,118,414	45,397,252	47,536,153

Total	$15,521,424	$16,139,282	$58,605,490	$61,615,682

There were no sales of securities during the year ended December 31, 2012. For the year ended December 31, 2011, the Company realized gross gains of $253,921 and proceeds from the sale of investment securities of $6,361,927.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2012	2011
Mortgage loans:
One-to-four family	$101,792,670	$111,271,871
Multi-family and commercial	8,501,233	9,438,816
	110,293,903	120,710,687
Home equity loans	2,489,433	2,817,654
Home equity lines of credit ("HELOCs")	1,852,532	1,766,999
Education loans	2,228,512	2,885,067
Other consumer loans	1,629	7,381
Noncovered loans purchased	899,066	1,024,626
Covered loans	21,259,962	25,708,179
	139,025,037	154,920,593
Less:
Net deferred loan fees	222,704	289,753
Allowance for loan losses	1,507,770	1,279,008

Total	$137,294,563	$153,351,832

The components of covered loans by portfolio class as of December 31, 2012 and 2011, were as follows:

	December 31,	December 31,
	2012	2011
Mortgage loans:
One-to-four family	$11,652,568	$14,442,335
Multi-family and commercial	9,577,938	10,918,588
	21,230,506	25,360,923
Commercial	29,456	347,256
Total loans	$21,259,962	$25,708,179

F - 18

4.	LOANS RECEIVABLE (Continued)

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	December 31, 2012		December 31, 2011
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$2,505,032	$35,002,493	$3,751,512	$41,396,457

Carrying amount, net of allowance	982,086	21,176,942	1,226,434	25,433,101

During the year ended December 31, 2011, the Company recorded a provision of $73,270 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. The allowance for loan losses was reversed by $20,805 in 2012, with the remainder being charged-off. There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2012 and 2011.

Changes in the accretable yield for acquired loans were as follows for the years ended December 31, 2012 and 2011:

	2012		2011
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$48,637	$8,680,970	$114,448	$10,665,986
Reclassifications and other	-	3,878,068	-	(253,735)
Accretion	(48,637)	(1,514,374)	(65,811)	(1,731,281)

Balance at end of period	$-	$11,044,664	$48,637	$8,680,970

The $1,563,011 and $1,797,092 recognized as accretion represents the interest income earned on these loans for the years ended December 31, 2012 and 2011, respectively. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $4,563,226 and $823,260 of reclassifications from nonaccretable discounts to accretable discounts in 2012 and 2011, respectively. The remaining $(685,158) and $(1,076,995) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the periods ended December 31, 2012 and 2011, respectively.

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at December 31, 2012 and 2011, is dependent upon the local economic conditions.

Mortgage loans serviced by the Company for others amounted to $33,514,503 and $36,522,376 at December 31, 2012 and 2011, respectively.

F - 19

4.	LOANS RECEIVABLE (Continued)

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. A summary of loan activity for those officers and directors for the year ended December 31, 2012, is as follows:

December 31,		Amounts	December 31,
2011	Additions	Collected	2012

$ 3,526,155	$ 379,679	$ 592,933	$ 3,312,901

5.	ALLOWANCE FOR LOAN LOSSES

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one-to-four family mortgage loans, multi-family and commercial mortgage loans, commercial loans, home equity loans, home equity lines of credit, and education and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies and classifications
•	Trends in volume and terms
•	Changes in collateral
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.

F - 20

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at December 31, 2012 and 2011. At December 31, 2012, there is no allowance for loan losses related to loans covered by loss-share agreements with the FDIC. Included in the allowance for loan losses at December 31, 2011, was $73,270 related to loans covered by loss-share agreements with the FDIC.

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses, and recorded investment in loans by portfolio segment and based on impairment method as of and for the years ended December 31, 2012 and 2011:

	December 31, 2012
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:

Beginning balance	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008

Provision (credit) for loan losses	434,262	554,045	-	(5,379)	24,557	(10,206)	997,279
Charge-offs	(369,444)	(407,037)	-	-	-	-	(776,481)
Recoveries	1,779	6,185	-	-	-	-	7,964
Net (charge-offs) recoveries	(367,665)	(400,852)	-	-	-	-	(768,517)
Allowance at end of period	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770

Ending balance	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770
Ending balance: individually evaluated for impairment	$39,640	$-	$-	$-	$-	$-	$39,640
Ending balance: collectively evaluated for impairment	$638,237	$771,426	$-	$13,925	$33,392	$11,150	$1,468,130
Ending balance: loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-
Loans:

Ending balance	$113,445,238	$18,079,171	$29,456	$2,489,433	$1,852,532	$3,129,207	$139,025,037
Ending balance: individually evaluated for impairment	$1,628,519	$1,125,968	$-	$-	$-	$-	$2,754,487
Ending balance: collectively evaluated for impairment	$100,164,151	$7,375,265	$-	$2,489,433	$1,852,532	$2,230,141	$114,111,522
Ending balance: loans acquired with deteriorated credit quality	$11,652,568	$9,577,938	$29,456	$-	$-	$899,066	$22,159,028

F - 21

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:
Beginning balance	$519,182	$274,286	$-	$14,592	$9,885	$16,039	$833,984

Provision (credit) for loan losses	87,216	343,947	-	4,712	(1,050)	5,317	440,142
	-	-	-	-	-	-	-
Charge-offs Recoveries	4,882	-	-	-	-	-	4,882
Net (charge-offs) recoveries	4,882	-	-	-	-	-	4,882
Allowance at end of period	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Ending balance	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008

Ending balance: individually evaluated for impairment	$183,806	$82,709	$-	$-	$-	$-	$266,515
Ending balance: collectively evaluated for impairment	$358,993	$530,735	$-	$19,304	$8,835	$21,356	$939,223
Ending balance: loans acquired with deterioriated credit quality	$68,481	$4,789	$-	$-	$-	$-	$73,270
Loans:
Ending balance	$125,714,206	$20,357,404	$347,256	$2,817,654	$1,766,999	$3,917,074	$154,920,593

Ending balance: individually evaluated for impairment	$1,441,659	$799,876	$-	$-	$-	$-	$2,241,535

Ending balance: collectively evaluated for impairment	$109,830,212	$8,638,940	$-	$2,817,654	$1,766,999	$2,892,448	$125,946,253
Ending balance: loans acquired with deteriorated credit quality	$14,442,335	$10,918,588	$347,256	$-	$-	$1,024,626	$26,732,805

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the years ended December 31, 2012 and 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

The Company's internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. There are six sub-grades within the Pass category to further distinguish the loan.

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as Doubtful have all the weaknesses inherent in a Substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a Loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

F - 22

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Multi-Family		Multi-Family
	and Commercial		And Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$11,955,576	$29,456	$15,046,793	$347,256
Special Mention	2,645,840	-	1,832,849	-
Substandard	3,477,755	-	3,477,762	-
Doubtful	-	-	-	-
Ending balance	$18,079,171	$29,456	$20,357,404	$347,256

For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2012 and 2011:

	December 31, 2012
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$111,617,358	$2,479,104	$1,852,532	$2,077,866	$798,905
Nonperforming	1,827,880	10,329	-	152,275	100,161
Total	$113,445,238	$2,489,433	$1,852,532	$2,230,141	$899,066

	December 31, 2011
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$124,249,535	$2,762,755	$1,766,999	$2,678,002	$942,673
Nonperforming	1,464,671	54,899	-	214,446	81,953
Total	$125,714,206	$2,817,654	$1,766,999	$2,892,448	$1,024,626

F - 23

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The following table presents an aging analysis of the recorded investment of past-due loans.

	December 31, 2012
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past	Total	Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$941,721	$55,802	$1,827,880	$2,825,403	$110,619,835	$113,445,238	$-
Multi-family and commercial real estate	637,442	-	1,484,495	2,121,937	15,957,234	18,079,171	-
Commercial	-	-	-	-	29,456	29,456	-
Home equity	-	-	10,329	10,329	2,479,104	2,489,433	-
HELOCs	-	-	-	-	1,852,532	1,852,532	-
Education and other consumer	46,422	41,691	152,275	240,388	1,989,753	2,230,141	-
Noncovered loans purchased	-	-	100,161	100,161	798,905	899,066	-
Total	$1,625,585	$97,493	$3,575,140	$5,298,218	$133,726,819	$139,025,037	$-

	December 31, 2011
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past	Total	Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$1,349,589	$96,230	$1,464,671	$2,910,490	$122,803,716	$125,714,206	$-
Multi-family and commercial real estate	243,211	721,984	828,132	1,793,327	18,564,077	20,357,404	-
Commercial	-	-	-	-	347,256	347,256	-
Home equity	-	-	54,899	54,899	2,762,755	2,817,654	-
HELOCs	-	-	-	-	1,766,999	1,766,999	-
Education and other consumer	58,192	15,420	214,446	288,058	2,604,390	2,892,448	-
Noncovered loans purchased	14,832	-	81,953	96,785	927,841	1,024,626	-
Total	$1,665,824	$833,634	$2,644,101	$5,143,559	$149,777,034	$154,920,593	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

F - 24

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Nonaccrual Loans (Continued)

On the following table are the loans on nonaccrual status as of December 31, 2012 and 2011. The balances are presented by class of loans.

	December 31,	December 31,
	2012	2011

One-to-four family real estate	$1,827,880	$1,464,671
Multi-family and commercial real estate	1,484,495	828,132
Home equity	10,329	54,899
Education and other consumer	152,275	214,446
Noncovered loans purchased	100,161	81,953
Total	$3,575,140	$2,644,101

Interest income on loans would have increased by approximately $121,717 and $193,323 during the years ended December 31, 2012 and 2011, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$701,324	$837,806	$-	$489,509	$116
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790
With an allowance recorded:
One-to-four family real estate	$927,195	$936,739	$39,640	$944,346	$28,304
Multi-family and commercial real estate	-	-	-	-	-
Total:
One-to-four family real estate	$1,628,519	$1,774,545	$39,640	$1,433,855	$28,420
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790

F - 25

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans (Continued)

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$-	$-	$-	$-	$-
Multi-family and commercial real estate	-	-	-	-	-
With an allowance recorded:
One-to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	21,471
Total:
One-to-four family real estate	$1,510,140	$1,510,140	$252,287	$791,554	$11,935
Multi-family and commercial real estate	950,485	950,485	87,498	566,405	21,471

Loan Modifications and Troubled Debt Restructurings

A loan is considered to be a troubled debt restructuring loan when the Company grants a concession to the borrower because of the borrowers’ financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.

Loan modifications that are considered troubled debt restructurings completed during the years ended December 31, 2012 and 2011, were as follows:

	December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	1	$37,005	$37,005
Multi-family and commercial real estate	3	822,855	822,855
Total	4	$859,860	$859,860

	December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	2	$851,191	$851,191
Multi-family and commercial real estate	1	903,651	903,651
Total	3	$1,754,842	$1,754,842

There were no troubled debt restructurings modified during 2012 and 2011 that subsequently defaulted during the years ended December 31, 2012 and 2011, respectively.

F - 26

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2012	2011

Land	$99,169	$103,000
Buildings	7,204,585	7,339,062
Furniture, fixtures, and equipment	2,876,643	2,710,175
	10,180,397	10,152,237
Less accumulated depreciation	5,264,158	5,066,257

Total	$4,916,239	$5,085,980

Depreciation expense amounted to $447,135 and $370,454 for the years ended December 31, 2012 and 2011, respectively.

7.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	December 31,
	2012		2011
	Amount	%	Amount	%

Non-interest-bearing demand	$7,611,053	3.87%	$6,644,398	3.27%
NOW accounts	13,888,098	7.06	15,721,299	7.75
Money market deposit	39,842,088	20.25	43,655,929	21.50
Savings	30,093,442	15.30	30,235,259	14.89
	91,434,681	46.48	96,256,885	47.41

Time deposits:
0.01 - 0.99%	34,107,437	17.34	26,804,241	13.20
1.00 - 1.99%	42,747,040	21.73	55,032,658	27.11
2.00 - 3.99%	26,201,683	13.32	17,524,066	8.63
4.00 - 5.99%	2,232,405	1.13	7,398,436	3.65
	105,288,565	53.52	106,759,401	52.59

Total	$196,723,246	100.00%	$203,016,286	100.00%

The scheduled maturities of time deposits are as follows:

December
2012

One year or less	$49,006,265
More than one year to two years	13,267,732
More than two years to three years	7,188,288
More than three years to four years	6,955,635
More than four years	28,870,645
Total	$105,288,565

Time deposits include those in denominations of $100,000 or more. Such deposits aggregated $40,899,594 and $37,596,248 at December 31, 2012 and 2011, respectively.

F - 27

7.	DEPOSITS

The scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2012, are as follows:

December
2012

Within three months	$6,912,788
Three through six months	6,223,514
Six through twelve months	5,581,771
Over twelve months	22,181,521

Total	$40,899,594

Interest expense by deposit category is as follows:

	Year Ended December 31,
	2012	2011

NOW accounts	$66,216	$82,339
Money market deposit	222,677	325,900
Savings	94,386	127,469
Time deposits	1,561,187	2,016,557

Total	$1,944,466	$2,552,265

8.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated Interest
	Maturity Range		Average	Rate Range		At December 31,
Description	From	To	Interest Rate	From	To	2012	2011

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	$17,000,000
Fixed rate	02/06/13	06/01/16	2.30	1.76	3.58	6,500,000	6,500,000
Fixed-rate amortizing	12/26/12	12/26/12	3.87	3.87	3.87	-	591,302
Mid-term repo fixed	01/11/13	01/11/13	2.09%	1.41%	2.09%	2,000,000	7,000,000

	Total					$25,500,000	$31,091,302

Payments of FHLB borrowings are summarized as follows:

	December 31, 2012
		Weighted-
December 31,	Amount	Average Rate

2013	$3,500,000	2.73%
2015	3,000,000	1.76
2016	2,000,000	2.17
2018	17,000,000	3.08
Total	$25,500,000	2.81%

At December 31, 2012, the Company had three convertible select borrowings, three fixed-rate borrowings, and one mid-term repo-fixed borrowing. These borrowings mature from January 2013 through August 2018. All borrowings require quarterly payments of interest only. The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

F - 28

8.	FHLB ADVANCES – LONG-TERM (Continued)

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encum-brances. In addition, the Company has a maximum borrowing capacity of $93.3 million with the FHLB at December 31, 2012.

9.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2012	2011

Current tax expense	$288,042	$102,890
Deferred taxes	(449,481)	(41,903)

Total	$(161,439)	$60,987

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2012	2011

Deferred tax assets:
Allowance for loan losses	$510,658	$432,879
Deferred compensation	1,218,599	1,137,519
Deferred health care	67,361	69,312
State net operating loss carryforward	140,730	197,617
Charitable contribution carryforward	12,959	35,109
Goodwill	266,212	286,781
Other	91,673	104,090
Total gross deferred tax assets	2,308,192	2,263,307
Valuation allowance	(153,689)	(232,726)
Total net deferred tax assets	2,154,503	2,030,581

Deferred tax liabilities:
Prepaid insurance	55,333	59,600
Deferred gain on FDIC-assisted acquisition	1,445,859	1,774,292
Premises and equipment	25,297	18,156
Net unrealized gain on securities	210,072	156,429
Total gross deferred tax liabilities	1,736,561	2,008,477

Net deferred tax assets	$417,942	$22,104

The valuation allowance as of December 31, 2012 and 2011, consisted of a 100 percent allowance against specific deferred tax assets. These deferred tax assets are subject to expiration periods ranging from three years to five years. It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration. These deferred tax assets consists of the Pennsylvania Mutual Thrift tax loss carryforward and the charitable contribution carryforward. A valuation allowance was not established at December 31, 2012 and 2011, for the remaining deferred tax assets, in view of certain tax strategies, coupled with the anticipated future taxable income.

F - 29

9.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2012		2011
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$(157,014)	(34.0)%	$156,273	34.0%
Tax-exempt income	(13,662)	(3.0)	(22,188)	(4.8)
Valuation allowance	(22,150)	(4.8)	(83,618)	(18.2)
Other, net	31,387	6.8	10,520	2.3
Actual tax expense and effective rate	$(161,439)	(35.0)%	$60,987	13.3%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax that is calculated at 11.5 percent of Pennsylvania earnings based on U.S. generally accepted accounting principles with certain adjustments.

U.S. generally accepted accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2009.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In the normal course of business, management makes various commitments that are not reflected in the accom-panying consolidated financial statements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements, as deemed necessary, in compliance with lending policy guidelines. Generally, collateral, usually in the form of real estate, is required to support financial instruments with credit risk.

F - 30

10.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments (Continued)

The off-balance sheet commitments consisted of the following:

	December 31,
	2012	2011

Commitments to extend credit	$8,010,532	$1,061,000
Unused lines of credit	4,568,870	5,707,204
Letters of credit	14,756	36,091

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 2.50 percent to 7.25 percent at December 31, 2012. The commitments outstanding at December 31, 2012, contractually mature in less than one year.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments consisted primarily of available commercial and personal lines of credit and loans approved but not yet funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Contingent Liabilities

The Company is involved in various legal actions from the normal course of business activities. Management believes the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial position.

11.	EMPLOYEE BENEFITS

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The Plan may be terminated at any time at the discretion of the Board of Directors. There was no contribution made to the profit sharing portion of the Plan for the year ended December 31, 2012. Pension expense for the profit sharing portion of the Plan was $60,000 for the year ended December 31, 2011.

The Plan includes provisions to include employee and employer 401(k) contributions. Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Company contributions for the 401(k) plan were $204,725 and $206,888 for the years ended December 31, 2012 and 2011, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company maintains an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 18. The ESOP trust acquired 144,328 shares of the Company’s stock from proceeds from a loan with the Company. During 2012, in connection with the conversion, the Company purchased 136,693 additional shares from the proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The ESOP trust’s outstanding loans bear interest at 8.25 and 3.25 percent and require annual payments of principal and interest of $153,439 and $95,650 through December of 2021 and 2026, respectively.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $128,245 and $57,579 for the years ended December 31, 2012 and 2011, respectively.

F - 31

11.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

The following table presents the components of the ESOP shares:

	December 31,
	2012	2011

Allocated shares	56,446	48,110

Unreleased shares	219,668	96,218

Total ESOP shares	276,114	144,328

Fair value of unreleased shares	$1,768,327	$565,940

Equity Incentive Plan

Employees and non-employee corporate directors are eligible to receive awards of restricted stock and options based upon performance related requirements. Awards granted under the plan are in the form of the Company’s common stock and options to purchase stock and are subject to certain vesting requirements including continuous employment or service with the Company. The Company has authorized 281,265 shares of the Company’s common stock under the plan. The plan assists the Company in attracting, retaining, and motivating employees and non-employee directors to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

Restricted Stock Plan

In connection with the Equity Incentive Plan, the Company awarded 72,161 shares of restricted stock to directors and officers of the Company on August 21, 2007. These shares vest over a five-year period ending in 2012. Compensation expense related to the vesting of shares was $77,155 and $115,733 for the years ended December 31, 2012 and 2011.

Weighted-
Average
	Number of	Grant Date
	Restricted Stock	Fair Value

Nonvested at December 31, 2011	13,710	$8.44
Granted	-	-
Vested	(13,710)	8.44
Forfeited	-	-

Nonvested at December 31, 2012	-	$-

Stock Option Plan

In connection with the 2007 Equity Incentive Plan, the Board of Directors approved the formation of a stock option plan. The plan provides for granting incentive options to key officers and other employees of the Company and nonqualified stock options to non-employee directors of the Company. A total of 180,407 shares of either authorized and unissued shares or authorized shares issued by and subsequently reacquired by the Bank as treasury stock shall be issuable under the plans. The plans shall terminate after the tenth anniversary of the plan. The per share exercise price of any option granted will not be less than the fair market value of a share of common stock on the date the option is granted. The options granted are vested over various time periods and are determined at the time of grant.

F - 32

11.	EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table is a summary of the Company’s stock option activity and related information for its option plan:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	December 31,	Exercise	Contractual	Intrinsic
	2012	Price	Term (in years)	Value

Outstanding, beginning	171,386	$8.44	5.64	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding, ending	171,386	$8.44	4.64	-

Vested and exercisable at period-end	171,386	$8.44	4.64	-

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2012:

Weighted-
Average
	Number of	Grant Date
	Stock Options	Fair Value

Nonvested at December 31, 2011	34,277	$8.44
Granted	-	-
Vested	(34,277)	8.44
Forfeited	-	-

Nonvested at December 31, 2012	-	$-

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,240,364 and $4,200,181 at December 31, 2012 and 2011, respectively. The Plan provides that death benefits totaling $6.0 million at December 31, 2012, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At December 31, 2012 and 2011, $1,755,140 and $1,621,532, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $596,748 and $551,321, respectively, are recognized in the financial statements.

F - 33

11.	EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan (Continued)

The deferred compensation for the current and former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for 20 years, commencing 5 years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	2012	2011

Components of net periodic benefit cost:
Service cost	$140,520	$120,719
Interest cost	109,697	95,005

Net periodic benefit cost	$250,217	$215,724

12.	REGULATORY RESTRICTIONS

Federal Reserve Cash Requirements

The Bank is required to maintain average cash reserve balance in vault cash or with the Federal Reserve Bank. There was no restricted cash reserve balance at December 31, 2012.

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes, as of December 31, 2012 and 2011, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012 and 2011, the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier I risk-based, Core capital, and Tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

F - 34

12.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital.

	December 31,
	2012	2011

Total stockholders' equity	$34,584,049	$27,395,060
Accumulated other comprehensive income	(407,786)	(303,657)

Tier I, core, and tangible capital	34,176,263	27,091,403

Qualifying allowance for loan losses	1,507,770	1,279,008

Total risk-based capital	$35,684,033	$28,370,411

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2012		2011
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)

Actual	$35,684,033	27.88%	$28,370,411	21.49%
For capital adequacy purposes	10,238,960	8.00	10,560,640	8.00
To be well capitalized	12,798,700	10.00	13,200,800	10.00

Tier I capital (to risk-weighted assets)

Actual	$34,176,263	26.70%	$27,091,403	20.52%
For capital adequacy purposes	5,119,480	4.00	5,280,320	4.00
To be well capitalized	7,679,220	6.00	7,920,480	6.00

Core capital (to adjusted assets)

Actual	$34,176,263	12.82%	$27,091,403	10.22%
For capital adequacy purposes	10,665,806	4.00	10,602,917	4.00
To be well capitalized	13,332,257	5.00	13,253,646	5.00

Tangible capital (to adjusted assets)

Actual	$34,176,263	12.82%	$27,091,403	10.22%
For capital adequacy purposes	5,345,257	1.50	5,301,458	1.50
To be well capitalized	N/A	N/A	N/A	N/A

The Company’s ratios do not differ significantly from the Bank’s ratios presented above.

The Bank accumulated approximately $1.4 million of retained earnings, which represents allocations of income to bad debt deductions for tax purposes only. Since this amount represents the accumulated bad debt reserves prior to 1987, no provision for federal income tax has been made. If any portion of this amount is used other than to absorb loan losses (which is not anticipated), the amount will be subject to federal income tax at the current corporate rate.

F - 35

13.	FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels of pricing are as follows:

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

Level III:     Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of December 31, 2012 and 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$6,767,393	$-	$6,767,393
Corporate securities	-	9,371,889	-	9,371,889
	$-	$16,139,282	$-	$16,139,282

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$10,481,681	$-	$10,481,681
Corporate securities	-	6,866,804	-	6,866,804
	$-	$17,348,485	$-	$17,348,485

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011, are as follows:

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$2,994,666	$2,994,666
Other real estate owned	-	-	171,826	171,826

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$2,120,840	$2,120,840
Other real estate owned	-	-	82,942	82,942

F - 36

13.	FAIR VALUE MEASUREMENTS (Continued)

December 31, 2012
Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

Impaired loans	$2,994,666	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	171,826	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs, which are not identifiable.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at
	December 31, 2012
	Level I	Level II	Level III	Total

Financial assets:
Cash and cash equivalents	$25,061,666	$-	$-	$25,061,666
Investment securities
Available for sale	-	16,139,282	-	16,139,282
Held to maturity	-	61,615,682	-	61,615,682
Loans held for sale	12,060,174	-	-	12,060,174
Net loans receivable	-	-	143,651,214	143,651,214
Accrued interest receivable	815,473	-	-	815,473
Federal Home Loan Bank stock	2,607,600	-	-	2,607,600
Bank-owned life insurance	4,240,364	-	-	4,240,364
FDIC idemnification asset	-	-	4,234,931	4,234,931

Financial liabilities:
Deposits	91,434,681	-	106,752,077	198,186,758
FHLB advance - long-term	-	-	27,392,100	27,392,100
Advances by borrowers for taxes and insurance	942,564	-	-	942,564
Accrued interest payable	64,760	-	-	64,760

F - 37

13.	FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$25,061,666	$25,061,666	$17,416,198	$17,416,198
Investment securities:
Available for sale	16,139,282	16,139,282	17,348,485	17,348,485
Held to maturity	58,605,490	61,615,682	56,597,111	58,992,283
Loans held for sale	12,060,174	12,060,174	-	-
Net loans	137,294,563	143,651,214	153,351,832	160,333,403
Accrued interest receivable	815,473	815,473	970,966	970,966
Federal Home Loan Bank stock	2,607,600	2,607,600	2,822,600	2,822,600
Bank-owned life insurance	4,240,364	4,240,364	4,200,181	4,200,181
FDIC indemnification asset	4,234,931	4,234,931	5,218,506	5,218,506

Financial liabilities:
Deposits	$196,723,246	$198,186,758	$203,016,286	$205,800,372
FHLB advances - long-term	25,500,000	27,392,100	31,091,302	29,626,439
Advances by borrowers for taxes and insurance	942,564	942,564	939,092	939,092
Accrued interest payable	64,760	64,760	95,894	95,894

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

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Cash Equivalents, Loans Held for Sale, Accrued Interest Receivable, Federal Home Loan Bank Stock, Accrued Interest Payable, and Advances by Borrowers for Taxes and Insurance

The fair value is equal to the current carrying value.

Investment Securities Available for Sale and Held to Maturity

The fair value of investment securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

F - 38

13.	FAIR VALUE MEASUREMENTS (Continued)

Net Loans

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

Acquired loans are recorded at fair value on the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans.

FDIC Indemnification Asset

The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Deposits and FHLB Advances

The fair values of certificates of deposit and FHLB advances are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposits are valued at the amount payable on demand as of year-end.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 10.

F - 39

14.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	December 31,
	2012	2011

ASSETS
Cash	$6,487,336	$186,010
Loans receivable	1,810,810	875,144
Investment in subsidiary	32,773,239	26,519,916
Other assets	133,745	144,163

TOTAL ASSETS	$41,205,130	$27,725,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$19,844	$86,856
Stockholders' equity	41,185,286	27,638,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,205,130	$27,725,233

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2012	2011

INCOME
ESOP loan interest income	$89,256	$89,258
Investment income	3,056	374
Total income	92,312	89,632

EXPENSES	222,454	200,280

Loss before income tax benefit	(130,142)	(110,648)
Income tax benefit	(24,462)	(15,104)

Loss before equity in undistributed earnings of subsidiary	(105,680)	(95,544)
Equity in undistributed earnings of subsidiary	(194,685)	494,183

NET (LOSS) INCOME	$(300,365)	$398,639

COMPREHENSIVE (LOSS) INCOME	$(196,236)	$128,298

F - 40

14.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net (loss) income	$(300,365)	$398,639
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	194,685	(494,183)
Stock compensation expense	294,993	262,905
Other, net	(23,359)	(147,484)
Net cash provided by operating activities	165,954	19,877
INVESTING ACTIVITIES
Capital contribution in subsidiary Bank	(7,312,780)	-
Net cash used for investing activities	(7,312,780)	-
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	14,557,057	-
Purchase of common stock in connection with ESOP	(1,093,544)	-
Purchase of treasury stock	(15,361)	(12,387)
Net cash provided by (used for) financing activities	13,448,152	(12,387)
Increase in cash	6,301,326	7,490
CASH AT BEGINNING OF PERIOD	186,010	178,520
CASH AT END OF PERIOD	$6,487,336	$186,010

F - 41