Form 10-Q
period 2013-03-31
Polonia Bancorp Inc
filed 2013-05-15
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐               No  ☒

As of May 10, 2013, there were 3,511,276 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.
Table of Contents

		Page
		No.
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 (Unaudited)	1

	Consolidated Statements of Income (Loss) for the Three Months Ended March 31, 2013 and 2012
	(Unaudited)	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended
	March 31, 2013 and 2012 (Unaudited)	3

	Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended
	March 31, 2013 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012
	(Unaudited)	5

	Notes to The Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities.	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signatures	41

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$1,893,708	$2,489,092
Interest-bearing deposits with other institutions	22,782,696	22,572,574
Cash and cash equivalents	24,676,404	25,061,666

Investment securities available for sale	15,492,414	16,139,282
Investment securities held to maturity (fair value of $56,786,676 and $61,615,682)	54,203,205	58,605,490
Loans held for sale	11,518,799	12,060,174
Loans receivable	120,385,159	117,542,371
Covered loans	19,579,464	21,259,962
Total loans	139,964,623	138,802,333
Less: allowance for loan losses	1,499,433	1,507,770
Net loans	138,465,190	137,294,563
Accrued interest receivable	809,026	815,473
Federal Home Loan Bank stock	2,321,800	2,607,600
Premises and equipment, net	4,848,858	4,916,239
Bank-owned life insurance	4,246,559	4,240,364
FDIC indemnification asset	3,793,787	4,234,931
Other assets	1,846,530	1,488,281
TOTAL ASSETS	$262,222,572	$267,464,063

LIABILITIES
Deposits	$195,243,152	$196,723,246
FHLB advances - long-term	22,000,000	25,500,000
Advances by borrowers for taxes and insurance	690,781	942,564
Accrued interest payable	62,756	64,760
Other liabilities	3,052,815	3,048,207
TOTAL LIABILITIES	221,049,504	226,278,777

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,511,276 shares issued)	35,113	35,113
Additional paid-in-capital	27,454,746	27,453,708
Retained earnings	15,033,708	15,099,489
Unallocated shares held by Employee Stock Ownership Plan "ESOP" (216,694 and 219,668 shares)	(1,770,666)	(1,810,810)
Accumulated other comprehensive income	420,167	407,786
TOTAL STOCKHOLDERS' EQUITY	41,173,068	41,185,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$262,222,572	$267,464,063

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months
	Ended March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,050,998	$1,996,624
Investment securities	496,477	588,372
Other interest and dividend income	4,818	2,236
Total interest and dividend income	2,552,293	2,587,232

INTEREST EXPENSE
Deposits	420,778	526,645
FHLB advances - long-term	161,438	187,096
Advances by borrowers for taxes and insurance	2,727	5,968
Total interest expense	584,943	719,709

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,967,350	1,867,523
Provision for loan losses	88,817	90,059

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,878,533	1,777,464

NONINTEREST INCOME
Service fees on deposit accounts	30,821	32,634
Earnings on bank-owned life insurance	6,195	10,546
Gain on sale of loans, net	1,162,993	141,561
Rental income	74,858	73,494
Other	31,488	105,915
Total noninterest income	1,306,355	364,150

NONINTEREST EXPENSE
Compensation and employee benefits	1,994,045	1,163,047
Occupancy and equipment	348,941	332,573
Federal deposit insurance premiums	77,276	74,130
Data processing expense	98,651	99,821
Professional fees	157,352	99,568
Other	611,483	253,505
Total noninterest expense	3,287,748	2,022,644

Income (loss) before income tax expense (benefit)	(102,860)	118,970
Income tax expense (benefit)	(37,079)	43,156

NET INCOME (LOSS)	$(65,781)	$75,814

EARNINGS PER SHARE - Basic and Diluted	$(0.02)	$0.02

See accompanying notes to the unaudited consolidated financial statements.

2

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months
	Ended March 31,
	2013	2012

Net income (loss)	$(65,781)	$75,814

Changes in net unrealized gain on investment securities available for sale	18,758	84,821

Tax effect	(6,377)	(28,839)

Total comprehensive income (loss)	$(53,400)	$131,796

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
					Unallocated	Other
	Common Stock		Additional	Retained	Shares Held	Comprehensive
	Shares	Amount	Paid-In-Capital	Earnings	by ESOP	Income	Total

Balance, December 31, 2012	3,511,276	$35,113	$27,453,708	$15,099,489	$(1,810,810)	$407,786	$41,185,286

Net loss				(65,781)			(65,781)
Other comprehensive income, net						12,381	12,381
Allocation of unearned ESOP shares			1,038		40,144		41,182

Balance, March 31, 2013	3,511,276	$35,113	$27,454,746	$15,033,708	$(1,770,666)	$420,167	$41,173,068

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(65,781)	$75,814
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Provision for loan losses	88,817	90,059
Depreciation, amortization and accretion	413,129	117,875
Proceeds from sale of loans	31,627,998	4,633,581
Net gain on sale of loans	(1,162,993)	(141,561)
Loans originated for sale	(29,923,630)	(4,492,020)
Gain on the sale of other real estate owned	(7,553)	-
Earnings on bank-owned life insurance	(6,195)	(10,546)
Deferred federal income taxes	(5,058)	(31,931)
Decrease in accrued interest receivable	6,447	42,751
Decrease in accrued interest payable	(2,004)	(9,068)
Increase in accrued payroll and commissions	135,538	13,085
Compensation expense for stock options, ESOP and restricted stock	41,182	62,761
Other, net	(495,842)	(265,428)
Net cash (used for) provided by operating activities	644,055	85,372

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	671,624	908,940
Investment securities held to maturity:
Proceeds from principal repayments and maturities	4,334,707	2,480,032
Purchases	-	(1,555,781)
Increase (decrease) in loans receivable, net	(3,129,896)	6,552,864
Decrease in covered loans	1,675,701	1,276,294
Redemptions of Federal Home Loan Bank stock	285,800	141,200
Proceeds from the sale of other real estate owned	229,851	-
Payments received from FDIC under loss share agreement	180,589	100,576
Purchase of premises and equipment	(45,816)	(108,330)
Net cash provided by investing activites	4,202,560	9,795,795

FINANCING ACTIVITES
Increase (decrease) in deposits, net	(1,480,094)	166,515
Repayment of Federal Home Loan Bank advances - long-term	(3,500,000)	(5,145,691)
Decrease in advances by borrowers for taxes and insurance, net	(251,783)	(301,685)
Net cash used for financing activites	(5,231,877)	(5,280,861)
Increase (decrease) in cash and cash equivalents	(385,262)	4,600,306

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,061,666	17,416,198
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,676,404	$22,016,504

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$586,947	$728,777
Income taxes	300,000	200,000
Noncash items:
Loans transferred to other real estate owned	208,759	269,263

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

Polonia Bancorp, Inc. (“Polonia Bancorp” or the “Company”), a Maryland corporation, was incorporated in August 2011 and organized by Polonia MHC, Polonia Bancorp, and Polonia Bank (the “Bank”) to facilitate the second-step conversion of the Company from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the conversion which occurred on November 9, 2012, the Company became the holding company for the Bank and a 100 percent publicly owned stock holding company. As a result of the conversion, each share of Polonia Bancorp’s common stock owned by public shareholders was exchanged for 1.1136 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares. As a result of the conversion, all share information has been revised to reflect the conversion rate.

Concurrent with the conversion, the Company sold a total of 2,025,078 shares of common stock in the subscription and community offerings at $8.00 per share, including 136,693 shares to the Polonia Bank Employee Stock Ownership Plan (“ESOP”). The Company had common shares outstanding of 3,511,276 after the conversion, offering, and exchange.

The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue derive from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through seven offices located in the Greater Philadelphia area. The Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank (“Earthstar”), a state charted bank from the FDIC as receiver for Earthstar.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

Use of Estimates in the Preparation of Financial Statements.   The accounting principles followed by the Company and the methods of applying these principles conform to GAAP and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. Materials estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the fair value of financial instruments.

Recent Accounting and Regulatory Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company has provided the necessary disclosures in Note 11.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance under GAAP. Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended
	March 31,
	2013	2012
Net Income (Loss):	$(65,781)	$75,814

Weighted average number of shares issued	3,657,607	3,681,840
Less weighted average number of treasury stock shares	-	(168,305)
Less weighted average number of unearned ESOP shares	(216,694)	(94,644)
Less weighted average number of nonvested restricted stock awards	(2,679)	(6,893)
Weighted average shares outstanding basic	3,438,234	3,411,998
Weighted average shares outstanding diluted	3,438,234	3,411,998
Earnings per share:
Basic	$(0.02)	$0.02
Diluted	(0.02)	0.02

Options to purchase 171,386 shares of common stock as of March 31, 2013 and 2012, as well as 5,712 shares of restricted stock as of March 31, 2012, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

 The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$2,980,686	$235,237	$-	$3,215,923
Freddie Mac	116,854	8,189	-	125,043
Government National Mortgage Association	652,622	85,698	-	738,320
Collateralized mortgage obligations- government sponsored entities	1,928,273	73,496	(33,788)	1,967,981
Total mortgage-backed securities	5,678,435	402,620	(33,788)	6,047,267
Corporate securities	9,177,363	279,719	(11,935)	9,445,147

Total	$14,855,798	$682,339	$(45,723)	$15,492,414

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$41,452,339	$2,185,178	$(1,617)	$43,635,901
Freddie Mac	12,750,866	421,726	(21,816)	13,150,775
Total mortgage-backed securities	$54,203,205	$2,606,904	$(23,433)	$56,786,676

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$3,361,216	$264,117	$-	$3,625,333
Freddie Mac	128,634	9,158	-	137,792
Government National Mortgage Association	693,893	100,342	-	794,235
Collateralized mortgage obligations- government sponsored entities	2,166,686	69,368	(26,021)	2,210,033
Total mortgage-backed securities	6,350,429	442,985	(26,021)	6,767,393
Corporate securities	9,170,995	240,789	(39,895)	9,371,889

Total	$15,521,424	$683,774	$(65,916)	$16,139,282

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$44,893,424	$2,510,301	$-	$47,403,725
Freddie Mac	13,712,066	499,891	-	14,211,957
Total mortgage-backed securities	$58,605,490	$3,010,192	$-	$61,615,682

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	March 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$4,488,152	$(1,616)	$-	$-	$4,488,152	$(1,616)
Freddie Mac	3,497,807	(21,817)	-	-	3,497,807	(21,817)
Collateralized mortgage obligations- government sponsored entities	251,963	(10,702)	346,429	(23,086)	598,392	(33,788)
Total mortgage-backed securities	8,237,922	(34,135)	346,429	(23,086)	8,584,351	(57,221)
Corporate securities	-	-	488,065	(11,935)	488,065	(11,935)

Total	$8,237,922	$(34,135)	$834,494	$(35,021)	$9,072,416	$(69,156)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations- government sponsored entities	$445,009	$(19,122)	$248,884	$(6,899)	$693,893	$(26,021)
Total mortgage-backed securities	445,009	(19,122)	248,884	(6,899)	693,893	(26,021)
Corporate securities	980,450	(4,065)	964,170	(35,830)	1,944,620	(39,895)

Total	$1,425,459	$(23,187)	$1,213,054	$(42,729)	$2,638,513	$(65,916)

The Company reviews its position quarterly and has determined that at March 31, 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 12 positions that were temporarily impaired at March 31, 2013. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$2,320	$2,340	$-	$-
Due after one year through five years	7,868,814	8,105,752	-	-
Due after five years through ten years	3,568,524	3,761,723	12,372,539	13,147,417
Due after ten years	3,416,140	3,622,598	41,830,667	43,639,259

Total	$14,855,798	$15,492,414	$54,203,205	$56,786,676

The Company had no sales of investment securities for the three month periods ending March 31, 2013 and 2012.

4.	Loans Receivable

Loans receivable consist of the following:

	March 31,	December 31,
	2013	2012

Mortgage Loans:
One-to-four family	$104,964,842	$101,792,670
Multi-family and commercial real estate	8,176,585	8,501,233
	113,141,427	110,293,903

Home equity loans	2,472,272	2,489,433
Home equity lines of credit ("HELOCs")	1,940,356	1,852,532
Education loans	2,185,971	2,228,512
Other consumer loans	293	1,629
Non-covered consumer loans purchased	885,639	899,066
Covered loans	19,579,464	21,259,962
	140,205,422	139,025,037
Less:
Net deferred loan fees	240,799	222,704
Allowance for loan losses	1,499,433	1,507,770

Total	$138,465,190	$137,294,563

The components of covered loans by portfolio class as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Mortgage loans:
One-to-four family	$11,107,548	$11,652,568
Multi-family and commercial real estate	8,399,665	9,577,938
	19,507,213	21,230,506
Commercial	72,251	29,456
Total Loans	$19,579,464	$21,259,962

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	March 31, 2013		December 31, 2012
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$1,606,872	$32,112,744	$2,505,032	$35,002,493

Carrying amount, net of allowance	$939,467	$19,525,636	$982,086	$21,176,942

During the three months ended March 31, 2013, the Company recorded a provision and charge-off of $38,817 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. For the year ended December 31, 2012, the allowance for loan losses was reversed by $20,805 with the remainder of $52,465 being charged-off. There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2013 and December 31, 2012.

Changes in the accretable yield for acquired loans were as follows for the three months ended March 31, 2013 and 2012.

	March 31, 2013	March 31, 2012
	Acquired Loans		Acquired Loans
	Without Specific		Without Specific
	Evidence of	Acquired Loans With	Evidence of
	Deterioration in	Specific Evidence of	Deterioration in
	Credit Quality	Deterioration in	Credit Quality
	(ASC 310-30	Credit Quality	(ASC 310-30
	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$11,044,664	$48,637	$8,680,970
Reclassifications and other	(754,144)	-	(137,116)
Accretion	(362,609)	(12,203)	(378,353)
Balance at end of period	$9,927,911	$36,434	$8,165,501

The $362,609 and $390,556 recognized as accretion represents the interest income earned on acquired loans for the three months ended March 31, 2013 and 2012, respectively. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $137,730 and $823,260 of reclassifications from non-accretable discounts to accretable discounts for the three months ended March 31, 2013 and 2012, respectively. The remaining $(891,874) and $(960,376) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three months ended March 31, 2013 and 2012, respectively.

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

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at March 31, 2013.  There was no allowance for loan losses related to loans covered by loss-share agreements with the FDIC as of March 31, 2013 and December 31, 2012, respectively.

 The following tables summarize changes in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2013 and 2012
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Three Months Ended March 31, 2013 Allowance for Loan Losses:
Balance at beginning of period	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770
Provision (credit) for loan losses	106,410	8,182	-	(1,074)	(24,078)	(623)	88,817
Charge-offs	(97,154)	-	-	-	-	-	(97,154)
Recoveries	-	-	-	-	-	-	-
Net charge-offs	(97,154)	-	-	-	-	-	(97,154)
Balance at end of period	$687,133	$779,608	$-	$12,851	$9,314	$10,527	$1,499,433

Three Months Ended March 31, 2012 Allowance for Loan Losses:
Balance at beginning of period	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Provision (credit) for loan losses	209,314	(118,657)	-	336	(341)	(593)	90,059
Charge-offs	(223,418)	-	-	-	-	-	(223,418)
Recoveries	303	-	-	-	-	-	303
Net charge-offs	(223,115)	-	-	-	-	-	(223,115)
Balance at end of period	$597,479	$499,576	$-	$19,640	$8,494	$20,763	$1,145,952

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At March 31, 2013
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses: Ending balance	$687,133	$779,608	$-	$12,851	$9,314	$10,527	$1,499,433

Ending balance: individually evaluated for impairment	$26,184	$-	$-	$-	$-	$-	$26,184

Ending balance: collectively evaluated for impairment	$660,949	$779,608	$-	$12,851	$9,314	$10,527	$1,473,249

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance	$116,072,390	$16,576,250	$72,251	$2,472,272	$1,940,356	$3,071,903	$140,205,422

Ending balance: individually evaluated for impairment	$1,365,114	$615,206	$-	$-	$-	$-	$1,980,320

Ending balance: collectively evaluated for impairment	$103,599,728	$7,561,379	$-	$2,472,272	$1,940,356	$2,186,264	$117,759,999

Ending balance: loans acquired with deteriorated credit quality	$11,107,548	$8,399,665	$72,251	$-	$-	$885,639	$20,465,103

	At December 31, 2012
	One-to-	Multi-Family and				Education
	Four Family	Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total
Allowance for loan losses:	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770
Ending balance

Ending balance: individually evaluated for impairment	$39,640	$-	$-	$-	$-	$-	$39,640

Ending balance: collectively evaluated for impairment	$638,237	$771,426	$-	$13,925	$33,392	$11,150	$1,468,130

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending Balance	$113,445,238	$18,079,171	$29,456	$2,489,433	$1,852,532	$3,129,207	$139,025,037

Ending balance: individually evaluated for impairment	$1,628,519	$1,125,968	$-	$-	$-	$-	$2,754,487

Ending balance: collectively evaluated for impairment	$100,164,151	$7,375,265	$-	$2,489,433	$1,852,532	$2,230,141	$114,111,522

Ending balance: loans acquired with deteriorated credit quality	$11,652,568	$9,577,938	$29,456	$-	$-	$899,066	$22,159,028

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at March 31, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of March 31, 2013 and December 31, 2012:

	March 31,		December 31,
	2013		2012
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$10,945,368	$72,251	$11,955,576	$29,456
Special Mention	2,630,700	-	2,645,840	-
Substandard	3,000,182	-	3,477,755	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$16,576,250	$72,251	$18,079,171	$29,456

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of March 31, 2013 and December 31, 2012.  For one-to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing.  Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of March 31, 2013 and December 31, 2012:

	At March 31, 2013
	One-to-			Education	Non-covered
	Four Family	Home		and Other	Consumer Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$114,483,672	$2,461,943	$1,940,356	$2,021,059	$783,102
Nonperforming	1,588,718	10,329	-	165,205	102,537
Total	$116,072,390	$2,472,272	$1,940,356	$2,186,264	$885,639

	At December 31, 2012
	One-to-			Education	Non-covered
	Four Family	Home		and Other	Consumer Loans
	Real Estate	Equity	HELOCs	Consumer	Purchased
Performing	$111,617,358	$2,479,104	$1,852,532	$2,077,866	$798,905
Nonperforming	1,827,880	10,329	-	152,275	100,161
Total	$113,445,238	$2,489,433	$1,852,532	$2,230,141	$899,066

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At March 31, 2013
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family real estate	$421,119	$686,568	$1,588,718	$2,696,405	$113,375,985	$116,072,390	$-
Multi-family and commercial real estate	-	110,501	1,968,406	2,078,907	14,497,343	16,576,250	-
Commercial	-	-	-	-	72,251	72,251	-
Home equity	-	-	10,329	10,329	2,461,943	2,472,272	-
HELOCs	-	-	-	-	1,940,356	1,940,356	-
Education and other consumer	126,341	15,343	165,205	306,889	1,879,375	2,186,264	-
Non-covered consumer loans puchased	-	1,972	102,537	104,509	781,130	885,639	-
Total	$547,460	$814,384	$3,835,195	$5,197,039	$135,008,383	$140,205,422	$-

	At December 31, 2012
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family real estate	$941,721	$55,802	$1,827,880	$2,825,403	$110,619,835	$113,445,238	$-
Multi-family and commercial real estate	637,442	-	1,484,495	2,121,937	15,957,234	18,079,171	-
Commercial	-	-	-	-	29,456	29,456	-
Home equity	-	-	10,329	10,329	2,479,104	2,489,433	-
HELOCs	-	-	-	-	1,852,532	1,852,532	-
Education and other consumer	46,422	41,691	152,275	240,388	1,989,753	2,230,141	-
Non-covered consumer loans puchased	-	-	100,161	100,161	798,905	899,066	-
Total	$1,625,585	$97,493	$3,575,140	$5,298,218	$133,726,819	$139,025,037	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of March 31, 2013 and December 31, 2012.  The balances are presented by class of loans.

	March 31,	December 31,
	2013	2012

One-to-four family mortgage	$1,588,718	$1,827,880
Multi-family and commercial real estate	1,968,406	1,484,495
Home Equity	10,329	10,329
Education and other consumer	165,205	152,275
Non-covered consumer loans purchased	102,537	100,161
Total	$3,835,195	$3,575,140

Interest income on loans would have been increased by approximately $49,568 during the three month period ended March 31, 2013 and $121,717 during the period ending December 31 2012, if these loans had performed in accordance with their original terms.  Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also, presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Witn no related allowance recorded:
One -to-four family real estate	$507,581	$559,846	$-	$604,606	$345
Multi-family and commercial real estate	895,025	999,526	-	895,749	9,632
With an allowance recorded:
One -to-four family real estate	$857,533	$857,533	$26,184	$853,171	$8,185
Multi-family and commercial real estate	-	-	-	-	-

Total:
One -to-four family real estate	$1,365,114	$1,417,379	$26,184	$1,457,777	$8,530
Multi-family and commercial real estate	895,025	999,526	-	895,749	9,632

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Witn no related allowance recorded:
One -to-four family real estate	$701,324	$837,806	$-	$489,509	$116
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790
With an allowance recorded:
One -to-four family real estate	$927,195	$936,739	$39,640	$944,346	$28,304
Multi-family and commercial real estate	-	-	-	-	-

Total:
One -to-four family real estate	$1,628,519	$1,774,545	$39,640	$1,433,855	$28,420
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790

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

Loan modifications that are considered TDRs completed during the three months ended March 31, 2013 were as follows:

	For the Three Months Ended
	March 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
One-to-four family mortgage	1	$122,464	$57,300
Total	1	$122,464	$57,300

There were no loan modifications that are considered TDRs during the three months ended March 31, 2012.

There were no TDRs modified within the past year that subsequently defaulted during the three month periods ended March 31, 2013and 2012.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three months ended March 31, 2013 and the year ended December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012

Balance at the beginning of year	$4,234,931	$5,218,506
Cash payments received or receivable due from the FDIC	(180,589)	(408,610)
Increase in FDIC share of estimated losses	-	-
Net amortization	(260,555)	(574,965)

Balance at the end of the period	$3,793,787	$4,234,931

7.	Deposits

Deposit accounts are summarized as follows for the periods ending March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%

Non-interest-bearing demand	$7,262,717	3.72%	$7,611,053	3.87%
NOW accounts	14,487,055	7.42	13,888,098	7.06
Money market deposit	38,906,131	19.93	39,842,088	20.25
Savings	30,280,395	15.51	30,093,442	15.30
Time deposits	104,306,854	53.42	105,288,565	53.52
Total	$195,243,152	100.00%	$196,723,246	100.00%

8.	Life Insurance and Retirement Plans

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,246,559 and $4,240,364 at March 31, 2013 and December 31, 2012, respectively.  The Plan provides that death benefits totaling $6.0 million at March 31, 2013, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At March 31, 2013 and December 31, 2012, $1,770,657 and $1,755,140 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $602,023 and $596,748 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $52,396 and $62,381 for the three months ended March 31, 2013 and 2012, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended
	March 31,
	2013	2012
Components of net periodic benefit cost:
Service cost	$24,972	$37,495
Interest cost	27,424	25,336
Net periodic benefit cost	$52,396	$62,831

9.	Fair Value Measurements

GAAP establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value.  The three broad levels defined by GAAP hierarchy are as follows:

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2013 and December 31, 2012, respectively, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$6,047,267	$-	$6,047,267
Corporate securities	-	9,445,147	-	9,445,147

Total	$-	$15,492,414	$-	$15,492,414

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$6,767,393	$-	$6,767,393
Corporate securities	-	9,371,889	-	9,371,889

Total	$-	$16,139,282	$-	$16,139,282

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,233,955	$2,233,955
Other real estate owned	-	-	133,309	133,309

	December 31, 2012
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,994,666	$2,994,666
Other real estate owned	-	-	171,826	171,826

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

March 31, 2013
Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

Impaired loans	2,233,955	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	133,309	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

December 31, 2012
Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range

Impaired loans	2,994,666	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	171,826	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2013, and December 31, 2012 impaired loans with a carrying value of $2,260,139 and $3,034,306 were reduced by specific valuation allowances totaling $26,184 and $39,640 resulting in a net fair value of $2,233,955 and $2,994,666 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2013 and December 31, 2012, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are summarized below:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$24,676,404	$24,676,404	$25,061,666	$25,061,666
Investment securities
Available for sale	15,492,414	15,492,414	16,139,282	16,139,282
Held to maturity	54,203,205	56,786,676	58,605,490	61,615,682
Loans held for sale	11,518,799	11,518,799	12,060,174	12,060,174
Net loans receivable	138,465,190	142,948,025	137,294,563	143,651,214
Accrued interest receivable	809,026	809,026	815,473	815,473
Federal Home Loan Bank stock	2,321,800	2,321,800	2,607,600	2,607,600
Bank-owned life insurance	4,246,559	4,246,559	4,240,364	4,240,364
FDIC indemnification asset	3,793,787	3,793,787	4,234,931	4,234,931

Financial liabilities:
Deposits	$195,243,152	$196,849,478	$196,723,246	$198,186,758
FHLB advances - long-term	22,000,000	23,511,400	25,500,000	27,392,100
Advances by borrowers for taxes and insurance	690,781	690,781	942,564	942,564
Accrued interest payable	62,756	62,756	64,760	64,760

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at
	March 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash and cash equivalents	$24,676,404	$-	$-	$24,676,404
Investment securities
Available for sale	-	15,492,414	-	15,492,414
Held to maturity	-	56,786,676	-	56,786,676
Loans held for sale	11,518,799	-	-	11,518,799
Net loans receivable	-	-	142,948,025	142,948,025
Accrued interest receivable	809,026	-	-	809,026
Federal Home Loan Bank stock	2,321,800	-	-	2,321,800
Bank-owned life insurance	4,246,559	-	-	4,246,559
FDIC indemnification asset	-	-	3,793,787	3,793,787

Financial liabilities:
Deposits	90,936,298	-	105,913,180	196,849,478
FHLB advance - long-term	-	-	23,511,400	23,511,400
Advances by borrowers for taxes and insurance	690,781	-	-	690,781
Accrued interest payable	62,756	-	-	62,756

	Fair Value Measurements at
	December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash and cash equivalents	$25,061,666	$-	$-	$25,061,666
Investment securities
Available for sale	-	16,139,282	-	16,139,282
Held to maturity	-	61,615,682	-	61,615,682
Loans held for sale	12,060,174	-	-	12,060,174
Net loans receivable	-	-	143,651,214	143,651,214
Accrued interest receivable	815,473	-	-	815,473
Federal Home Loan Bank stock	2,607,600	-	-	2,607,600
Bank-owned life insurance	4,240,364	-	-	4,240,364
FDIC indemnification asset	-	-	4,234,931	4,234,931

Financial liabilities:
Deposits	91,434,681	-	106,752,077	198,186,758
FHLB advance - long-term	-	-	27,392,100	27,392,100
Advances by borrowers for taxes and insurance	942,564	-	-	942,564
Accrued interest payable	64,760	-	-	64,760

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

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements entered into in connection with the acquisition of Earthstar, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans, which are more fully described in Note 6.

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at March 31, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $3.8 million and $4.2 million, respectively.

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

11.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (1)
	Unrealized
	Gains (Losses)
	on Securities
	Available-for-Sale	Total
Balance at December 31, 2012	$407,786	$407,786

Other comprehensive income before reclassifications	12,381	12,381
Period change	12,381	12,381
Balance at March 31, 2013	$420,167	$420,167
Balance at December 31, 2011	$303,657	$303,657

Other comprehensive income before reclassifications	55,982	55,982
Period change	55,982	55,982
Balance at March 31, 2012	$359,639	$359,639

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three month periods ended March 31, 2013 and 2012.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp and Polonia Bank.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines.  Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2012 under “Item 1A:  Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov . These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania.  The Bank operates from seven full-service locations, including our main office in Huntingdon Valley, Pennsylvania and our branch offices in the city of Philadelphia and Bucks County.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets at March 31, 2013 were $262.2 million, a decrease of $5.3 million, from total assets of $267.5 million at December 31, 2012. The decrease in assets resulted primarily from a decrease in investments of $5.0 million, primarily due to repayments on securities. Total liabilities at March 31, 2013 were $221.0 million compared to $226.3 million at December 31, 2012, a decrease of $5.3 million. The decrease in liabilities was primarily due to a $3.5 million decrease in FHLB advances – long-term as a result of two maturities during the quarter and a $1.5 million decrease in deposits. Total stockholders’ equity at March 31, 2013 remained unchanged at $41.2 million from December 31, 2012.

Cash and cash equivalents decreased to $24.7 million from $25.1 million during the three months ended March 31, 2013, a decrease of $400,000, or 1.6%.

Investment securities available-for-sale decreased to $15.5 million from $16.1 million during the three months ended March 31, 2013, a decrease of $600,000, or 3.7%. The decrease in investment securities available for sale was attributable to principal payments and maturities.

Investment securities held to maturity decreased to $54.2 million from $58.6 million during the three months ended March 31, 2013, a decrease of $4.4, or 7.5%. The decrease in investment securities held to maturity was attributable to principal payments and maturities.

Loans held for sale decreased to $11.5 million from $12.1 million during the three months ended March 31, 2013, a decrease of $600,000, or 5.0%. The decrease in loans held for sale is the result of the normal fluctuation in loan activity associated with this type of business.

Loans receivable increased $1.2 million, or 0.9%, to $140.0 million at March 31, 2013, compared to $138.8 million at December 31, 2012. The increase in loans receivable is the result of increased emphasis on originating loans for our loan portfolio.

Total deposits decreased to $195.2 million from $196.7 million during the three months ended March 31, 2013, a decrease of $1.5 million, or 0.8%. The decrease in deposits was attributable, in part, to lower rates offered on deposit products.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $3.5 million decrease in FHLB advances long-term was due to two maturities.

Comparison of Operating Results For The Three Months Ended March 31, 2013 and 2012

General. We recorded a net loss of $66,000 during the three months ended March 31, 2013, compared to net income of $76,000 during the three months ended March 31, 2012. The lower net income for the three month period ended March 31, 2013 was primarily related to an increase in noninterest expense of $1.3 million, partially offset by a $942,000 increase in noninterest income, a $99,000 increase in net interest income and an $80,000 decrease in income tax expense.

Net Interest Income.   The following table summarizes changes in interest income and expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,051	$1,997
Investment securities	496	589
Other interest and dividend income	5	2
Total interest and dividend income	2,552	2,588
Interest Expense:
Deposits	421	527
FHLB advances - long-term	161	187
Advances by borrow ers for taxes and insurance	3	6
Total interest expense	585	720
Net interest income	$1,967	$1,868

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013		2012
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$147,949	5.55%	$151,240	5.22%
Investment securities	72,529	2.74	72,805	3.20
Other interest-earning assets	25,614	0.08	17,273	0.05
Total interest-earning assets	246,092	4.21%	241,318	4.30%
Noninterest-earning assets:	17,661		19,513
Allow ance for Loan Losses	(1,520)		(1,267)
Total assets	$262,233		$259,564
Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,909	0.29%	$15,989	0.68%
Money market deposits	39,225	0.43	43,299	0.62
Savings accounts	30,162	0.30	29,958	0.35
Time deposits	104,307	1.35	107,149	1.52
Total interest-bearing deposits	187,603	0.91%	196,395	1.08%
FHLB advances - long-term	22,906	2.85	26,377	2.84
Advances by borrow ers for taxes and insurance	895	1.36	947	2.54
Total interest-bearing liabilities	211,404	1.12%	223,719	1.29%
Noninterest-bearing liabilities:	9,516		7,987
Total liabilities	220,920		231,706
Retained earnings	41,313		27,858
Total liabilities and retained earnings	$262,233		$259,564

Interest rate spread		3.08%		3.01%
Net yield on interest-bearing assets		3.24%		3.10%
Ratio of average interest-earning assets to
average interest-bearing liabilities		116.41%		107.87%

Net Interest Income. Net interest income for the three months ended March 31, 2013 increased $99,000, or 5.3%, to $2.0 million, from $1.9 million during the same period last year. Our net interest rate spread increased to 3.08% for the three months ended March 31, 2013 from 3.01% for the same period last year. The primary reasons for the increase in net interest income for the three month period are a higher average balance of other interest earning assets, a lower average balance of interest bearing deposits and a lower average balance of FHLB advances, partially offset by a lower average balance of loans. Also contributing to the higher net interest income was a higher average rate earned on loans, other interest earning assets and a lower average rate paid on deposits, partially offset by a lower average rate earned on investment securities. The average balance of loans decreased during the three months ended March 31, 2013 due to increased loan payoffs and sales. Lower interest expense on deposits for the three months ended March 31, 2013 was due to lower rates offered on deposit products.

Provision for Loan Losses. For the three months ended March 31, 2013 we recorded a provision for loan losses of $89,000 as compared to a provision for loan losses of $90,000 for the three months ended March 31, 2012. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.

Noninterest Income.     The following table summarizes noninterest income for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Service fees on deposit accounts	$31	$33
Earnings on bank-ow ned life insurance	6	10
Gain on sale of loans, net	1,163	142
Rental income	75	73
Other	31	106
Total	$1,306	$364

The $942,000 increase in noninterest income during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to a $1.0 million increase in gain on the sale of loans. The increase in the gain on the sale of loans is due to our expanded emphasis on this type of business.

Noninterest Expense.   The following table summarizes noninterest expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Compensation and employee benefits	$1,994	$1,163
Occupancy and equipment	349	333
Federal deposit insurance premiums	77	74
Data processing expense	99	100
Professional fees	157	99
Other	612	254
Total	$3,288	$2,023

The $1.3 million increase in noninterest expense during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to a $831,000 increase in compensation and employee benefits due mainly to the expense of $829,000 related to the hiring of 20 employees for our new Retail Mortgage Banking Division, a $358,000 increase in other expenses primarily related to the amortization of the FDIC indemnification asset of $229,000, a $61,000 increase in loan expense and a $14,000 increase in advertising expense. Professional fees increased by $58,000 related to increased costs associated with legal and audit representation.

Income Taxes. We recorded a tax benefit of $37,000 for the three months ended March 31, 2013 compared to tax expense of $43,000 during the three months ended March 31, 2012. The decrease of tax expenses resulted from the decrease in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $24.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $15.5 million at March 31, 2013. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $97.2 million from the FHLB of Pittsburgh. On March 31, 2013, we had $22.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At March 31, 2013, we had $9.1 million in mortgage loan commitments outstanding, $4.1 million in available credit on lines of credit and $15,000 in a standby letter of credit. Time deposits due within one year of March 31, 2013 totaled $41.7 million, or 40.0% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before March 31, 2014. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments.

For the three months ended March 31, 2013 and the year ended December 31, 2012 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. At March 31, 2013 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

4.0	Form of Specimen Stock Certificate(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101* The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

* Furnished, not filed.

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

(2) Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

(3) Incorporated by reference to Exhibit 4.0 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLONIA BANCORP, INC.

Date: May 15, 2013	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2013	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

