Form 10-Q
period 2013-06-30
Polonia Bancorp Inc
filed 2013-08-14
CIK 1528610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes     ☐    No     ☒

As of August 14, 2013, there were 3,511,276 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$2,312,700	$2,489,092
Interest-bearing deposits with other institutions	9,009,957	22,572,574
Cash and cash equivalents	11,322,657	25,061,666

Investment securities available for sale	14,679,868	16,139,282
Investment securities held to maturity (fair value of $57,373,156 and $61,615,682)	56,444,740	58,605,490
Loans held for sale	11,333,280	12,060,174
Loans receivable	148,544,670	117,542,371
Covered loans	18,200,878	21,259,962
Total loans	166,745,548	138,802,333
Less: allowance for loan losses	1,065,809	1,507,770
Net loans	165,679,739	137,294,563
Accrued interest receivable	788,224	815,473
Federal Home Loan Bank stock	3,089,200	2,607,600
Premises and equipment, net	4,898,209	4,916,239
Bank-owned life insurance	4,254,543	4,240,364
FDIC indemnification asset	3,088,031	4,234,931
Other assets	1,624,985	1,488,281
TOTAL ASSETS	$277,203,476	$267,464,063

LIABILITIES
Deposits	$193,345,067	$196,723,246
FHLB advances – long term	38,000,000	25,500,000
Advances by borrowers for taxes and insurance	1,312,270	942,564
Accrued interest payable	74,695	64,760
Other liabilities	3,340,851	3,048,207
TOTAL LIABILITIES	236,072,883	226,278,777

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,511,276 shares issued)	35,113	35,113
Additional paid-in-capital	27,457,601	27,453,708
Retained earnings	15,080,611	15,099,489
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (214,414 and 219,668 shares)	(1,730,148)	(1,810,810)
Accumulated other comprehensive income	287,416	407,786
TOTAL STOCKHOLDERS’ EQUITY	41,130,593	41,185,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,203,476	$267,464,063

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,087,758	$1,988,410	$4,138,756	$3,985,033
Investment securities	477,384	578,038	973,861	1,166,410
Other interest and dividend income	3,455	4,008	8,274	6,244
Total interest and dividend income	2,568,597	2,570,456	5,120,891	5,157,687

INTEREST EXPENSE
Deposits	412,577	508,098	833,356	1,034,743
FHLB advances – long term	164,376	184,624	325,814	371,720
Advances by borrowers for taxes and insurance	745	4,959	3,472	10,927
Total interest expense	577,698	697,681	1,162,642	1,417,390

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,990,899	1,872,775	3,958,249	3,740,297
Provision for loan losses	25,000	100,515	113,817	190,574

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,965,899	1,772,260	3,844,432	3,549,723

NONINTEREST INCOME
Service fees on deposit accounts	35,082	48,281	65,903	80,916
Earnings on bank-owned life insurance	7,984	10,369	14,179	20,915
Gain on sale of loans, net	1,418,250	199,417	2,581,243	340,978
Rental income	70,272	71,470	145,130	144,964
Other	57,510	86,917	88,998	192,832
Total noninterest income	1,589,098	416,454	2,895,453	780,605

NONINTEREST EXPENSE
Compensation and employee benefits	2,133,195	1,252,900	4,127,240	2,415,948
Occupancy and equipment	350,383	353,651	699,324	686,224
Federal deposit insurance premiums	78,039	81,025	155,315	155,156
Data processing expense	108,552	98,679	207,203	198,500
Professional fees	175,263	109,026	332,615	208,594
Other	642,555	343,870	1,254,038	597,374
Total noninterest expense	3,487,987	2,239,151	6,775,735	4,261,796

Income (loss) before income tax expense (benefit)	67,010	(50,437)	(35,850)	68,532
Income tax expense (benefit)	20,107	(14,941)	(16,972)	28,215

NET INCOME (LOSS)	$46,903	$(35,496)	$(18,878)	$40,318

EARNINGS PER SHARE – Basic and Diluted	$0.01	$(0.01)	$(0.01)	$0.01

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$46,903	$(35,496)	$(18,878)	$40,318

Changes in net unrealized gain (loss) on investment securities available for sale	(201,138)	39,664	(182,380)	45,158

Tax effect	68,387	(13,486)	62,010	(15,354)

Total comprehensive income (loss)	$(85,848)	$(9,318)	$(139,248)	$70,122

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In-	Retained	Unallocated Shared Held	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total

Balance, December 31, 2012	3,511,276	$35,113	$27,453,708	$15,099,489	$(1,810,810)	$407,786	$41,185,286

Net loss				(18,878)			(18,878)
Other comprehensive loss, net						(120,370)	(120,370)
Allocation of unearned ESOP shares			3,893		80,662		84,555

Balance, June 30, 2013	3,511,276	$35,113	$27,457,601	$15,080,611	$(1,730,148)	$287,416	$41,130,593

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(18,878)	$40,318
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Provision for loan losses	113,817	190,574
Depreciation, amortization, and accretion	803,530	199,885
Proceeds from sale of loans	71,797,153	10,957,692
Net gain on sale of loans	(2,581,243)	(340,978)
Loans originated for sale	(68,489,016)	(12,350,240)
Gain on the sale of other real estate owned	(7,553)	(22,562)
Earnings on bank-owned life insurance	(14,179)	(20,915)
Deferred federal income taxes	(13,260)	(42,802)
Decrease in accrued interest receivable	27,249	86,965
Increase (decrease) in accrued interest payable	9,935	(12,768)
Increase in accrued payroll and commissions	267,294	-
Compensation expense for stock options, ESOP and restricted stock	84,555	128,841
Other, net	(13,111)	(342,827)
Net cash provided by (used for) operating activities	1,966,293	(1,528,817)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,291,574	2,745,831
Purchases	-	(1,805,800)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	8,093,106	5,184,255
Purchases	(6,062,361)	(4,490,347)
(Increase) decrease in loans receivable, net	(31,734,121)	14,347,144
Decrease in covered loans	3,082,243	2,805,130
Purchases of Federal Home Loan Bank stock	(772,000)	-
Redemptions of Federal Home Loan Bank stock	290,400	188,900
Proceeds from the sale of other real estate owned	234,351	349,947
Payments received from FDIC under loss share agreement	590,117	364,420
Purchase of premises and equipment	(210,138)	(245,494)
Net cash (used for) provided by investing activities	(25,196,829)	19,443,986

FINANCING ACTIVITIES
Decrease in deposits, net	(3,378,179)	(1,978,007)
Proceeds from Federal Home Loan Bank advances – long-term	16,000,000	-
Repayment of Federal Home Loan Bank advances – long-term	(3,500,000)	(5,292,796)
Increase (decrease) in advances by borrowers for taxes and insurance, net	369,706	(58,442)
Net cash provided by (used for) financing activities	9,491,527	(7,329,245)
Increase (decrease) in cash and cash equivalents	(13,739,009)	10,585,924

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,061,666	17,416,198
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,322,657	$28,002,122

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,152,707	$1,430,158
Income taxes	300,000	200,000
Noncash items:
Loans transferred to other real estate owned	208,759	269,263

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.            Summary of Significant Accounting Policies

Basis of Presentation

Polonia Bancorp, Inc. (“Polonia Bancorp” or the “Company”), a Maryland corporation, was incorporated in August 2011 and organized by Polonia MHC, Polonia Bancorp, and Polonia Bank (the “Bank”) to facilitate the second-step conversion of Polonia MHC from the mutual holding company structure to the stock holding company structure (the “Conversion”). Upon consummation of the Conversion, which occurred on November 9, 2012, the Company became the holding company for the Bank and a 100 percent publicly owned stock holding company. As a result of the Conversion, each share of Polonia Bancorp’s common stock owned by public shareholders was exchanged for 1.1136 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares. As a result of the Conversion, all share information has been revised to reflect the conversion rate.

               Concurrent with the Conversion, the Company sold a total of 2,025,078 shares of common stock in the subscription and community offerings at $8.00 per share, including 136,693 shares to the Polonia Bank Employee Stock Ownership Plan (“ESOP”). The Company had common shares outstanding of 3,511,276 after the conversion, offering, and exchange.

              The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue derive from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through seven offices located in the Greater Philadelphia area. The Bank is subject to regulation by the office of Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

              The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, PBHMC (“PBMHC”), a Delaware investment company and Community Abstract Agency, LLC (“CAA”). CAA provides title insurance on loans secured by real estate. All significant intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent Company’s financial statements is carried at the parent Company’s equity in the underlying net assets.

                On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank (“Earthstar”), a state charted bank from the FDIC as receiver for Earthstar.

               The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

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

               In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance under GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. GAAP does not include specific guidance on accounting for such obligations with joint and several liabilities, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangements on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in the update are effective for fiscal years, and the interim periods with those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

               Reclassification of Comparative Amounts

                Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net income (loss) or consolidated stockholders’ equity.

2.           Earnings Per Share

The following table set forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (Loss):	$46,903	$(35,496)	$(18,878)	$40,318

Weighted average number of shares issued	3,657,607	3,306,250	3,657,607	3,306,250
Less weighted average number of treasury stock shares	-	(151,136)	-	(151,136)
Less weighted average number of unearned ESOP shares	(212,158)	(82,829)	(214,414)	(83,909)
Less weighted average number of nonvested restricted stock awards	-	(4,172)	-	(4,651)
Weighted average shares outstanding basic	3,445,449	3,068,113	3,443,193	3,066,554
Weighted average shares outstanding diluted	3,445,449	3,068,113	3,443,193	3,066,554
Earnings per share:
Basic	$0.01	$(0.01)	$(0.01)	$0.01
Diluted	0.01	(0.01)	(0.01)	0.01

Options to purchase 171,386 shares of common stock as of June 30, 2013 and 2012, as well as 2,285 shares of restricted stock as of June 30, 2012, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.           Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$2,591,655	$169,516	$-	$2,761,171
Freddie Mac	98,305	5,862	-	104,167
Government National Mortgage Association	612,944	73,951	(2)	686,893
Collateralized mortgage obligations- government sponsored entities	1,757,664	50,510	(14,298)	1,793,876
Total mortgage-backed securities	5,060,568	299,839	(14,300)	5,346,107
Corporate securities	9,183,822	210,093	(60,154)	9,333,761

Total	$14,244,390	$509,932	$(74,454)	$14,679,868

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$41,563,536	$1,227,104	$(230,975)	$42,559,665
Freddie Mac	14,881,204	238,137	(305,850)	14,813,491
Total mortgage-backed securities	$56,444,740	$1,465,241	$(536,825)	$57,373,156

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$3,361,216	$264,117	$-	$3,625,333
Freddie Mac	128,634	9,158	-	137,792
Government National Mortgage Association	693,893	100,342	-	794,235
Collateralized mortgage obligations- government sponsored entities	2,166,686	69,368	(26,021)	2,210,033
Total mortgage-backed securities	6,350,429	442,985	(26,021)	6,767,393
Corporate securities	9,170,995	240,789	(39,895)	9,371,889

Total	$15,521,424	$683,774	$(65,916)	$16,139,282

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$44,893,424	$2,510,301	$-	$47,403,725
Freddie Mac	13,712,066	499,891	-	14,211,957
Total mortgage-backed securities	$58,605,490	$3,010,192	$-	$61,615,682

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	June 30, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$9,814,310	$(230,975)	$-	$-	$9,814,310	$(230,975)
Freddie Mac	8,337,248	(305,850)	-	-	8,337,248	(305,850)
Government National Mortgage Association	466	(2)	-	-	466	(2)
Collateralized mortgage obligations- government sponsored entities	170,098	(4,497)	341,904	(9,801)	512,002	(14,298)
Total mortgage-backed securities	18,322,122	(541,324)	341,904	(9,801)	18,664,026	(551,125)
Corporate securities	2,830,029	(49,354)	489,200	(10,800)	3,319,229	(60,154)

Total	$21,152,151	$(590,678)	$831,104	$(20,601)	$21,983,255	$(611,279)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Collateralized mortgage obligations- government sponsored entities	$445,009	$(19,122)	$248,884	$(6,899)	$693,893	$(26,021)
Total mortgage-backed securities	445,009	(19,122)	248,884	(6,899)	693,893	(26,021)
Corporate securities	980,450	(4,065)	964,170	(35,830)	1,944,620	(39,895)

Total	$1,425,459	$(23,187)	$1,213,054	$(42,729)	$2,638,513	$(65,916)

The Company reviews its position quarterly and has determined that at June 30, 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 22 positions that were temporarily impaired at June 30, 2013. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 1 to 32 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$1,974,113	$2,019,727	$-	$-
Due after one year through five years	5,754,317	5,878,275	-	-
Due after five years through ten years	3,405,409	3,504,129	11,665,672	12,061,243
Due after ten years	3,110,551	3,277,737	44,779,068	45,311,913

Total	$14,244,390	$14,679,868	$56,444,740	$57,373,156

The Company had no sales of investment securities for the three and six month periods ended June 30, 2013 and 2012.

4.           Loans Receivable

Loans receivable consist of the following:

	June 30,	December 31,
	2013	2012
Mortgage Loans:
One-to-four family	$134,577,872	$101,792,670
Multi-family and commercial real estate	7,850,155	8,501,233
	142,428,027	110,293,903

Home equity loans	2,499,053	2,489,433
Home equity lines of credit (“HELOCs”)	812,821	1,852,532
Education loans	1,959,389	2,228,512
Other consumer loans	341	1,629
Non-covered consumer loans purchased	897,589	899,066
Covered loans	18,200,878	21,259,962
	166,798,098	139,025,037
Less:
Net deferred loan fees	52,550	222,704
Allowance for loan losses	1,065,809	1,507,770

Total	$165,679,739	$137,294,563

The components of covered loans by portfolio class as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Mortgage loans:
One-to-four family	$10,627,707	$11,652,568
Multi-family and commercial real estate	7,460,157	9,577,938
	18,087,864	21,230,506
Commercial	113,014	29,456
Total Loans	$18,200,878	$21,259,962

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	June 30, 2013		December 31, 2012
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$1,300,860	$30,152,302	$2,505,032	$35,002,943

Carrying amount, net of allowance	$781,066	$18,302,349	$982,086	$21,176,942

During the six months ended June 30, 2013, the Company recorded a provision and charge-off of $38,817 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. For the year ended December 31, 2012 the Company recorded a provision of $15,052 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. For the year ended December 31, 2012, the allowance for loan losses of $73,270 which was recorded in 2011 was reversed by $20,805 with the remainder of $52,465 being charged-off.

Changes in the accretable yield for acquired loans were as follows for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$9,927,911	$11,044,664
Reclassifications and other	(368,683)	(1,122,827)
Accretion	(334,753)	(697,362)
Balance at end of period	$9,224,475	$9,224,475

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$36,434	$8,165,501	$48,637	$8,680,970
Reclassifications and other	-	4,782,910	-	4,645,794
Accretion	(36,434)	(360,243)	(48,637)	(738,596)
Balance at end of period	$-	$12,588,168	$-	$12,588,168

The $334,753 and $697,362 recognized as accretion represents the interest income earned on acquired loans for the three and six months ended June 30, 2013. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $9,069 and $146,799 of reclassifications from non-accretable discounts to accretable discounts for the three and six months ended June 30, 2013. The remaining $(377,752) and $(1,269,626) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three and six months ended June 30, 2013.

5.      Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: 1-4 family, multi-family and commercial real estate, commercial, home equity, home equity lines of credit, and education and other loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to arrive and get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies
•	Trends in volume and terms
•	Trends in credit quality ratings
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at June 30, 2013. Included in the allowance for loan losses is $15,052 related to loans covered by loss share agreements with the FDIC as of June 30, 2013 and December 31, 2012, respectively.

The following tables summarize changes in the allowance for loan losses:

	Allowance for Loan Losses For the Three and Six Months Ended June 30, 2013 and 2012
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOC’s	Education and Other Consumer	Total
Three Months Ended June 30, 2013
Allowance for Loan Losses:

Balance at beginning of period	$687,133	$779,608	$-	$12,851	$9,314	$10,527	$1,499,433
Provision (credit) for loan losses	45,228	(109,216)	-	(3,104)	98,814	(2,722)	25,000

Charge-offs	-	(359,994)	-	-	(100,958)	-	(460,952)
Recoveries	2,328	-	-	-	-	-	2,328
Net (charge-offs) recoveries	2,328	(359,994)	-	-	(100,958)	-	(458,624)
Balance at end of period	$734,689	$310,398	$-	$9,747	$3,170	$7,805	$1,065,809

Three Months Ended June 30, 2012
Allowance for Loan Losses:
Balance at beginning of period	$597,479	$499,576	$-	$19,640	$8,494	$20,763	$1,145,952
Provision (credit) for loan losses	122,375	(21,483)	-	(833)	1,284	(828)	100,515
Charge-offs	-	-	-	-	-	-	-
Recoveries	528	-	-	-	-	-	528
Net (charge-offs) recoveries	528	-	-	-	-	-	528
Balance at end of period	$720,382	$478,093	$-	$18,807	$9,778	$19,935	$1,246,995

Six Months Ended June 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770
Provision (credit) for loan losses	151,638	(101,034)	-	(4,178)	70,736	(3,345)	113,817
Charge-offs	(97,154)	(359,994)	-	-	(100,958)	-	(558,106)
Recoveries	2,328	-	-	-	-	-	2,328

Net (charge-offs) recoveries	(94,826)	(359,994)	-	-	(100,958)	-	(555,778)
Balance at end of period	$734,689	$310,398	$-	$9,747	$3,170	$7,805	$1,065,809

Six Months Ended June 30, 2012
Allowance for Loan Losses:
Balance at beginning of period	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Provision (credit) for loan losses	331,689	(140,140)	-	(497)	943	(1,421)	190,574
Charge-offs	(223,418)	-	-	-	-	-	(223,418)
Recoveries	831	-	-	-	-	-	831
Net (charge-offs) recoveries	(222,587)	-	-	-	-	-	(222,587)
Balance at end of period	$720,382	$478,093	$-	$18,807	$9,778	$19,935	$1,246,995

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At June 30, 2013
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Total
Allowance for loan losses:
Ending balance	$734,689	$310,398	$-	$9,747	$3,170	$7,805	$1,065,809

Ending balance: individually evaluated for impairment	$29,288	$-	$-	$-	$-	$-	$29,288

Ending balance: collectively evaluated for impairment	$705,401	$310,398	$-	$9,747	$3,170	$7,805	$1,036,521

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$145,205,579	$15,310,312	$113,014	$2,499,053	$812,821	$2,857,319	$166,798,098

Ending balance: individually evaluated for impairment	$2,448,881	$614,308	$-	$10,579	$-	$-	$3,073,768

Ending balance: collectively evaluated for impairment	$132,128,991	$7,235,847	$-	$2,488,474	$812,821	$1,959,730	$144,625,863

Ending balance: loans acquired with deteriorated credit quality	$10,627,707	$7,460,157	$113,014	$-	$-	$897,589	$19,098,467

	At December 31, 2012
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Total
Allowance for loan losses:
Ending balance	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770

Ending balance: individually evaluated for impairment	$39,640	$-	$-	$-	$-	$-	$39,640

Ending balance: collectively evaluated for impairment	$638,237	$771,426	$-	$13,925	$33,392	$11,150	$1,468,130

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$113,445,238	$18,079,171	$29,456	$2,489,433	$1,852,532	$3,129,207	$139,025,037

Ending balance: individually evaluated for impairment	$1,628,519	$1,125,968	$-	$-	$-	$-	$2,754,487

Ending balance: collectively evaluated for impairment	$100,164,151	$7,375,265	$-	$2,489,433	$1,852,532	$2,230,141	$114,111,522

Ending balance: loans acquired with deteriorated credit quality	$11,652,568	$9,577,938	$29,456	$-	$-	$899,066	$22,159,028

Credit Quality Information

               The following tables represent credit exposures by internally assigned grades at June 30, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

               The Company’s internally assigned grades are as follows:

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

               The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of June 30, 2013 and December 31, 2012.

	June 30,		December 31,
	2013		2012
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial
Pass	$11,004,155	$113,014	$11,955,576	$29,456
Special Mention	2,580,431	-	2,645,840	-
Substandard	1,725,726	-	3,477,755	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$15,310,312	$113,014	$18,079,171	$29,456

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of June 30, 2013 and December 31, 2012. For one –to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of June 30, 2013 and December 31, 2012:

	At June 30, 2013
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$142,567,290	$2,488,474	$812,821	$1,812,085	$897,589
Nonperforming	2,638,289	10,579	-	147,645	-
Total	$145,205,579	$2,499,053	$812,821	$1,959,730	$897,589

	At December 31, 2012
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$111,617,358	$2,479,104	$1,852,532	$2,077,866	$798,905
Nonperforming	1,827,880	10,329	-	152,275	100,161
Total	$113,445,238	$2,489,433	$1,852,532	$2,230,141	$899,066

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
One-to-four family real estate	$238,568	$-	$2,638,289	$2,876,857	$142,328,722	$145,205,579	$-
Multi-family and							-
commercial real estate	-	-	781,956	781,956	14,528,356	15,310,312	-
Commercial	-	68,845	-	68,845	44,169	113,014	-
Home equity	-	-	10,579	10,579	2,488,474	2,499,053	-
HELOC’s	-	-	-	-	812,821	812,821	-
Education and other							-
consumer	39,848	29,460	147,645	216,953	1,742,777	1,959,730	-
Non-covered consumer							-
loans purchased	8,976	-	-	8,976	888,613	897,589	-
Total	$287,392	$98,305	$3,578,469	$3,964,166	$162,833,932	$166,798,098	$-

	At December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
One-to-four family
real estate	$941,721	$55,802	$1,827,880	$2,825,403	$110,619,835	$113,445,238	$-
Multi-family and							-
commercial real estate	637,442	-	1,484,495	2,121,937	15,957,234	18,079,171	-
Commercial	-	-	-	-	29,456	29,456	-
Home equity	-	-	10,329	10,329	2,479,104	2,489,433	-
HELOC’s	-	-	-	-	1,852,532	1,852,532	-
Education and other							-
consumer	46,422	41,691	152,275	240,388	1,989,753	2,230,141	-
Non-covered consumer							-
loans purchased	-	-	100,161	100,161	798,905	899,066	-
Total	$1,625,585	$97,493	$3,575,140	$5,298,218	$133,726,819	$139,025,037	$-

Nonaccrual Loans

               Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

               On the following table are the loans on nonaccrual status as of June 30, 2013 and December 31, 2012. The balances are presented by class of loans.

	June 30, 2013	December 31, 2012
One-to-four family mortgage	$2,638,289	$1,827,880
Multi-family and commercial real estate	781,956	1,484,495
Home Equity	10,579	10,329
Education and other consumer	147,645	152,275
Non-covered consumer loans purchased	-	100,161
Total	$3,578,469	$3,575,140

               Interest income on loans would have been increased by approximately $108,201 during the six month period ended June 30, 2013 and $121,717 during the period ending December 31, 2012, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

               The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also, presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Witn no related allowance recorded:
One -to-four family real estate	$1,489,289	$1,901,548	$-	$794,846	$690
Multi-family and commercial real estate	894,127	996,037	-	895,078	18,650
Home equity	10,579	10,579	-	1,763	-
With an allowance recorded:
One -to-four family real estate	$957,499	$957,499	$29,288	$853,136	$17,512
Multi-family and commercial real estate	-	-	-	-	-
Home equity	-	-	-	-	-

Total:
One -to-four family real estate	$2,446,788	$2,859,047	$29,288	$1,647,982	$18,202
Multi-family and commercial real estate	894,127	996,037	-	895,078	18,650
Home equity	10,579	10,579	-	1,763	-

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$701,324	$837,806	$-	$489,509	$116
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790
With an allowance recorded:
One-to-four family real estate	$927,195	$936,739	$39,640	$944,346	$28,304
Multi-family and commercial real estate	-	-	-	-	-

Total:
One-to-four family real estate	$1,628,519	$1,774,545	$39,640	$1,433,855	$28,420
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790

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

               Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2013 and 2012, respectively were as follows:

(In Thousands, Except Number of Contracts)	Three Months Ended June 30,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	1	$160,992	$160,992	-	$-	$-
Total	1	$160,992	$160,992	-	$-	$-

(In Thousands, Except Number of Contracts)	Six Months Ended June 30,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	2	$283,456	$218,292	-	$-	$-
Total	2	$283,456	$218,292	-	$-	$-

               There were no TDRs modified within the past year that subsequently defaulted during the three or six month periods ended June 30, 2013 and 2012.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the six months ended June 30, 2013 and the year ended December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Balance at the beginning of year	$4,234,931	$5,218,506
Cash payments received or receivable due from the FDIC	(590,117)	(408,610)
Increase in FDIC share of estimated losses	-	-
Net amortization	(556,783)	(574,965)

Balance at the end of the period	$3,088,031	$4,234,931

7.	Deposits

Deposit accounts are summarized as follows for the periods ending June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%

Non-interest bearing demand	$6,435,161	3.33%	$7,611,053	3.87%
NOW accounts	14,491,307	7.50	13,888,098	7.06
Money market deposit	38,273,402	19.80	39,842,088	20.25
Savings	30,084,194	15.56	30,093,442	15.30
Time deposits	104,061,003	53.81	105,288,565	53.52
Total	$193,345,067	100.00%	$196,723,246	100.00%

8.	Life Insurance and Retirement Plan

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers. These life insurance policies currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,254,543 and $4,240,364 at June 30, 2013 and December 31, 2012, respectively. The Plan provides that death benefits totaling $6.0 million at June 30, 2013, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank. At June 30, 2013 and December 31, 2012, $1,794,777 and $1,755,140 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $610,224 and $596,748 for the respective periods, are recognized in the financial statements. The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service. The current president's payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $50,841 and $61,445 for the three months ended June 30, 2013 and 2012 and $103,237 and $124,277 for the six months ended June 30, 2013 and 2012, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$23,417	$36,109	$48,389	$73,604
Interest cost	27,424	25,336	54,848	50,673
Net periodic benefit cost	$50,841	$61,445	$103,237	$124,277

9.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2013 and December 31, 2012, respectively, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$5,346,107	$-	$5,346,107
Corporate Securities	-	9,333,761	-	9,333,761

Total	$-	$14,679,868	$-	$14,679,868

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$6,767,393	$-	$6,767,393
Corporate Securities	-	9,371,889	-	9,371,889

Total	$-	$16,139,282	$-	$16,139,282

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$3,322,206	$3,322,206
Other real estate owned	-	-	128,809	128,809

	December 31, 2012
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$2,994,666	$2,994,666
Other real estate owned	-	-	171,826	171,826

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

June 30, 2013 Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range

Impaired loans	$3,322,206	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	128,809	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

December 31, 2012 Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range

Impaired loans	$2,994,666	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	171,826	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

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

All of the securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quoted market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.

Impaired loans are reported at fair value utilizing level three inputs.  For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan.   At June 30, 2013, and December 31, 2012 impaired loans with a carrying value of $3,351,494 and $3,034,306 were reduced by specific valuation allowances totaling $29,288 and $39,640 resulting in a net fair value of $3,322,206 and $2,994,666 based on Level 3 inputs.

Other real estate owned is reported at fair value utilizing level 3 inputs.  For these assets, a review of the collateral and an analysis of the expenses related to selling these assets is conducted and a charge-offs recorded to the allowance for loan losses.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business).  For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables.  Multiples might lie in ranges with a different multiple for each comparable.  The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative).  Valuation techniques consistent with the market approach include matrix pricing.  Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  As of June 30, 2013 and December 31, 2012, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are summarized below:

	June 30, 2013		December 31,2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,322,657	$11,322,657	$25,061,666	$25,061,666
Investment securities
Available for sale	14,679,868	14,679,868	16,139,282	16,139,282
Held to maturity	56,444,740	57,373,156	58,605,490	61,615,682
Loans held for sale	11,333,280	11,333,280	12,060,174	12,060,174
Net loans receivable	165,679,739	166,383,868	137,294,563	143,651,214
Accrued interest receivable	788,224	788,224	815,473	815,473
Federal Home Loan Bank stock	3,089,200	3,089,200	2,607,600	2,607,600
Bank-owned life insurance	4,254,543	4,254,543	4,240,364	4,240,364
FDIC indemnification asset	3,088,031	3,088,031	4,234,931	4,234,931

Financial liabilities:
Deposits	$193,345,067	$194,937,200	$196,723,246	$198,186,758
FHLB advances – long-term	38,000,000	39,094,400	25,500,000	27,392,100
Advances by borrowers for taxes and insurance	1,312,270	1,312,270	942,564	942,564
Accrued interest payable	74,695	74,695	64,760	64,760

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at June 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$11,322,657	$-	$-	$11,322,657
Investment securities
Available for sale	-	14,679,868	-	14,679,868
Held to maturity	-	57,373,156	-	57,373,156
Loans held for sale	11,333,280	-	-	11,333,280
Net loans receivable	-	-	166,383,868	166,383,868
Accrued interest receivable	788,224	-	-	788,224
Federal Home Loan Bank stock	3,089,200	-	-	3,089,200
Bank-owned life insurance	4,254,543	-	-	4,254,543
FDIC indemnification asset	-	-	3,088,031	3,088,031

Financial liabilities:
Deposits	89,284,064	-	105,653,136	194,937,200
FHLB advance – long-term	-	-	39,094,400	39,094,400
Advances by borrowers for taxes and insurance	1,312,270	-	-	1,312,270
Accrued interest payable	74,695	-	-	74,695

	Fair Value Measurements at December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$25,061,666	$-	$-	$25,061,666
Investment securities
Available for sale	-	16,139,282	-	16,139,282
Held to maturity	-	61,615,682	-	61,615,682
Loans held for sale	12,060,174	-	-	12,060,174
Net loans receivable	-	-	143,651,214	143,651,214
Accrued interest receivable	815,473	-	-	815,473
Federal Home Loan Bank stock	2,607,600	-	-	2,607,600
Bank-owned life insurance	4,240,364	-	-	4,240,364
FDIC indemnification asset	-	-	4,234,931	4,234,931

Financial liabilities:
Deposits	91,434,681	-	106,752,077	198,186,758
FHLB advance – long-term	-	-	27,392,100	27,392,100
Advances by borrowers for taxes and insurance	942,564	-	-	942,564
Accrued interest payable	64,760	-	-	64,760

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

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formula or stimulation modeling. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

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

Cash and Cash Equivalents, Accrued Interest Receivable, Federal Home Loan Bank Stock, Accrued Interest Payable and Advances by Borrowers for Taxes and Insurance

The fair value is equal to the current carrying value.

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at June 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $3.1 million and $4.2 million, respectively.

From the date of acquisition, the agreements extend ten years for 1-4 family real estate loans and five years for the other loans. The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them. Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The Bank will collect the assets over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements. While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis. Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from the acquisition on a quarterly or annual basis.

Deposits and FHLB Advances – Long-Term

The fair values of certificates of deposit and FHLB advances – long-term are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposits are valued at the amount payable on demand as of year-end.

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

11.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at December 31, 2012	$407,786	$407,786

Other comprehensive income before reclassifications	(120,370)	(120,370)
Period change	(120,370)	(120,370)
Balance at June 30, 2013	$287,416	$287,416

Balance at December 31, 2011	$303,657	$303,657

Other comprehensive income before reclassifications	29,804	29,804
Period change	29,804	29,804
Balance at June 30, 2012	$333,461	$333,461

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at March 31, 2013	$420,167	$420,167

Other comprehensive income before reclassifications	(132,751)	(132,751)
Period change	(132,751)	(132,751)
Balance at June 30, 2013	$287,416	$287,416

Balance at March 31, 2012	$359,639	$359,639

Other comprehensive income before reclassifications	(26,178)	(26,178)
Period change	(26,178)	(26,178)
Balance at June 30, 2012	$333,461	$333,461

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three and six month periods ended June 30, 2013 and 2012.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp and Polonia Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2012 under “Item 1A: Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Allowance for loan losses. The allowance for loan losses is increased by changes to income and decreased by change-offs (net of recoveries). The Company’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual non-performing, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience and growth and composition of the loan portfolio, as well as other relevant factors.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets at June 30, 2013 were $277.2 million, an increase of $9.7 million, from total assets of $267.5 million at December 31, 2012. The increase in assets resulted primarily from an increase in our loan portfolio of $27.9 million, primarily due to an increased emphasis on originating one-to four-family loans, partially offset by a decrease in cash and cash equivalents of $13.8 million and $3.6 million in investment securities. Total liabilities at June 30, 2013 were $236.1 million compared to $226.3 million at December 31, 2012, an increase of $9.4 million. The increase in liabilities was primarily due to the net increase of $12.5 million in FHLB advances – long-term for the funding of our new loan originations offset by a $3.4 million decrease in deposits. Total stockholders’ equity at June 30, 2013 decreased to $41.1 million as compared to $41.2 million from December 31, 2012.

Cash and cash equivalents decreased to $11.3 million from $25.1 million during the six months ended June 30, 2013, a decrease of $13.8 million, or 55.0% partially due to the emphasis on one-to-four family loan originations.

Investment securities available-for-sale decreased to $14.7 million from $16.1 million during the six months ended June 30, 2013, a decrease of $1.4 million, or 8.7%. The decrease in investment securities available-for-sale was attributable to principal payments and maturities.

Investment securities held-to-maturity decreased to $56.4 million from $58.6 million during the six months ended June 30, 2013, a decrease of $2.2, or 3.7%. The decrease in investment securities held-to-maturity was attributable to principal payments and maturities.

Loans held for sale decreased to $11.3 million from $12.1 million during the six months ended June 30, 2013, a decrease of $727,000, or 6.0%. The decrease is loans held for sale is the result of the normal fluctuation in loan activity associated with this type of business.

Loans receivable increased $27.9 million, or 20.1% to $166.7 million at June 30, 2013, compared to $138.8 million at December 31, 2012. The increase in loans receivable is the result of increased emphasis on originating one-to-four family loans for investment.

Total deposits decreased to $193.3 million from $196.7 million during the six months ended June 30, 2013, a decrease of $3.4 million, or 1.7%. The decrease in deposits was attributable, in part, to lower rates offered on deposit products.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $12.5 million net increase in FHLB advances long-term was due to the proceeds of $16.0 million in borrowings, partially offset by repayment of $3.5 million in borrowings.

Comparison of Operating Results For The Three and Six Months Ended June 30, 2013 and 2012

General. We recorded net income of $47,000 during the three months ended June 30, 2013 compared to a net loss of $35,000 during the three months ended June 30, 2012. The increase in net income for the three month period ended June 30, 2013 was primarily related to an increase in net interest income of $194,000 and an increase in noninterest income of $1.2 million, partially offset by a $1.2 million increase in noninterest expense and an $35,000 increase in income tax expense.

We recorded a net loss of $19,000 during the six months ended June 30, 2013 compared to net income of $40,000 during the six months ended June 30, 2012. The decrease in net income for the six month period ended June 30, 2013 was primarily related to an increase in noninterest expense of $2.5 million, partially offset by a $2.1 million increase in noninterest income, a $300,000 increase in net interest income, a $77,000 decrease in provision for loan losses and a $45,000 decrease in income tax expense.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,088	$1,989	$4,139	$3,985
Investment securities	477	578	974	1,167
Other interest and dividend income	4	4	8	6
Total interest and dividend income	2,569	2,571	5,121	5,158
Interest Expense:
Deposits	413	508	833	1,035
FHLB advances – long-term	164	185	326	372
Advances by borrowers for taxes and insurance	1	5	4	11
Total interest expense	578	698	1,163	1,418
Net interest income	$1,991	$1,873	$3,958	$3,740

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$159,471	5.18%	$141,008	5.58%	$153,741	5.35%	$146,230	5.42%
Investment securities	69,309	2.72	72,159	3.17	70,910	2.73	72,485	3.20
Other interest-earning assets	18,015	0.09	26,913	0.06	21,794	0.07	22,091	0.05
Total interest earning-assets	246,795	4.18%	240,080	4.30%	246,445	4.19%	240,806	4.32%
Noninterest-earning assets:	17,467		19,528		17,564		19,516
Allowance for Loan Losses	(1,461)		(1,204)		(1,490)		(1,236)
Total assets	$262,801		$258,404		$262,519		$259,086

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$14,230	0.25%	$15,629	0.49%	$14,070	0.26%	$15,809	0.59%
Money Market Deposits	38,569	0.42	42,261	0.60	38,896	0.43	42,780	0.61
Savings accounts	30,378	0.28	29,668	0.32	30,271	0.29	29,813	0.34
Time deposits	104,005	1.32	108,649	1.48	104,155	1.34	107,899	1.51
Total interest-bearing deposits	187,182	0.88%	196,207	1.04%	187,392	0.90%	196,301	1.06%
FHLB advances – long-term	23,406	2.81	25,891	2.87	23,158	2.84	26,134	2.87
Advances by borrowers for taxes and insurance	960	0.42	750	2.67	927	0.87	848	2.62
Total interest-bearing liabilities	211,548	1.10%	222,848	1.26%	211,477	1.11%	223,283	1.28%
Noninterest-bearing liabilities:	9,942		7,648		9,730		7,814
Total liabilities	221,490		230,496		221,207		231,097
Retained earnings	41,311		27,908		41,312		27,989
Total liabilities and retained earnings	$262,801		$258,404		$262,519		$259,086

Interest rate spread		3.08%		3.04%		3.08%		3.04%
Net yield on interest-bearing assets		3.24%		3.13%		3.24%		3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities		116.66%		107.73%		116.54%		107.85%

Net Interest Income.  Net interest income for the three months ended June 30, 2013 increased $118,000, or 6.3% to $2.0 million, from $1.9 million during the same period last year. Our net interest rate spread increased to 3.08% for the three months ended June 30, 2013 from 3.04% for the same period last year. The primary reasons for the increase in net interest income for the three month period are a higher average balance of loans, a lower average balance of interest bearing deposits and a lower average balance of FHLB advances, partially offset by a lower average balance of other interest earning assets and investment securities. Also contributing to the higher net interest income was a lower average rate paid on deposits and FHLB advances, partially offset by a lower average rate earned on loans and investment securities. The average balance of loans increased during the three months ended June 30, 2013 due to increased loan originations. Lower interest expense on deposits for the three months ended June 30, 2013 was due to lower rates offered on deposit products.

Net interest income for the six months ended June 30, 2013 increased $218,000, or 5.8% to $4.0 million, from $3.7 million during the same period last year. Our net interest rate spread increased to 3.08% for the six months ended June 30, 2013 from 3.04% for the same period last year. The primary reasons for the increase in net interest income for the six month period are a higher average balance of loans, a lower average balance of interest bearing deposits and a lower average balance of FHLB advances, partially offset by a lower average balance of investment securities and other interest earning assets. Also contributing to the higher net interest income was a lower average rate paid on deposits and FHLB advances, partially offset by a lower average rate earned on loans and investment securities. The average balance of loans increased during the six months ended June 30, 2013 due to increased loan originations. Lower interest expense on deposits for the six months ended June 30, 2013 was due to lower rates offered on deposit products.

Provision for Loan Losses.  For the three months ended June 30, 2013 we recorded a provision for loan losses of $25,000 as compared to a provision for loan losses of $101,000 for the three months ended June 30, 2012. The provisions reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions.

For the six months ended June 30, 2013 we recorded a provision for loan losses of $114,000 as compared to a provision for loan losses of $191,000 for the six months ended June 30, 2012. The provisions reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions

Noninterest Income.  The following table summarizes noninterest income for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$35	$48	$66	$81
Earnings on bank-owned life insurance	8	10	14	21
Gain on sale of loans, net	1,418	199	2,581	341
Rental Income	70	72	145	145
Other	58	87	89	193
Total	$1,589	$416	$2,895	$781

The $1.2 million increase in noninterest income during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to a $1.2 million increase in gain on the sale of loans. The increase in the gain on the sale of loans is due to our expanded emphasis on this type of business.

The $2.1 million increase in noninterest income during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to a $2.2 million increase in gain on the sale of loans, partially offset by a $104,000 decrease in other noninterest income. The increase in the gain on the sale of loans is due to our expanded emphasis on this type of business. The decrease in other noninterest income is partially due to a $40,000 decrease in the net gain on the sale of REO and a $32,000 decrease in payments received on charged-off loans by the former Earthstar Bank.

Noninterest Expense.   The following table summarizes noninterest expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$2,133	$1,253	$4,127	$2,416
Occupancy and equipment	350	353	700	686
Federal deposit insurance premiums	78	81	155	155
Data processing expense	109	99	207	198
Professional fees	175	109	333	209
Other	643	344	1,254	598
Total	$3,488	$2,239	$6,776	$4,262

The $1.2 million increase in noninterest expense during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to a $880,000 increase in compensation and employee benefits due mainly to the expense of $870,000 related to the hiring of 20 employees for our Retail Mortgage Banking Division, a $299,000 increase in other expenses primarily related to the amortization of the FDIC indemnification asset of $230,000 and a $64,000 increase in loan expense. Professional fees increased by $66,000 related to increased costs associated with legal and audit representation.

The $2.5 million increase in noninterest expense during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to a $1.7 million increase in compensation and employee benefits due mainly to the expense of $1.7 million related to the hiring of 20 employees for our Retail Mortgage Banking Division, a $656,000 increase in other expenses primarily related to the amortization of the FDIC indemnification asset of $534,000 and a $114,000 increase in loan expense. Professional fees increased by $124,000 related to increased costs associated to legal and audit representation.

Income Taxes.  We recorded tax expense of $20,000 for the three months ended June 30, 2013 compared to a tax benefit of $15,000 during the three months ended June 30, 2012. The increase in tax expenses resulted from the increase in our taxable operating profits.

We recorded a tax benefit of $17,000 for the six months ended June 30, 2013 compared to tax expense of $28,000 during the six months ended June 30, 2012. The decrease in tax expenses resulted from the decrease in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $11.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $14.7 million at June 30, 2013. In addition, at June 30, 2013 we had the ability to borrow a total of approximately $99.3 million from the FHLB of Pittsburgh. On June 30, 2013, we had $38.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At June 30, 2013, we had $10.3 million in mortgage loan commitments outstanding and $3.6 million in available credit on lines of credit. Time deposits due within one year of June 30, 2013 totaled $40.0 million, or 38.2% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customer’s requests for funding and take the form of loan commitments.

For six months ended June 30, 2013 and the year ended December 31, 2012 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. At June 30, 2013 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101* The following materials from the Company’s Quarterly Report or Form 10-Q for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Furnished, not filed.

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

POLONIA BANCORP, INC.

Date: August 14, 2013	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2013	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)