Form 10-Q
period 2013-09-30
Polonia Bancorp Inc
filed 2013-11-14
CIK 1528610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes     ☐     No     ☒

As of November 14, 2013, there were 3,511,276 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$1,456,235	$2,489,092
Interest-bearing deposits with other institutions	2,569,869	22,572,574
Cash and cash equivalents	4,026,104	25,061,666

Investment securities available for sale	14,188,701	16,139,282
Investment securities held to maturity (fair value of $54,464,847 and $61,615,682)	53,315,654	58,605,490
Loans held for sale	11,039,693	12,060,174
Loans receivable	168,831,635	117,542,371
Covered loans	17,709,260	21,259,962
Total loans	186,540,895	138,802,333
Less: allowance for loan losses	1,302,519	1,507,770
Net loans	185,238,376	137,294,563
Accrued interest receivable	814,431	815,473
Federal Home Loan Bank stock	3,047,700	2,607,600
Premises and equipment, net	4,943,828	4,916,239
Bank-owned life insurance	4,261,048	4,240,364
FDIC indemnification asset	2,761,465	4,234,931
Other assets	2,091,327	1,488,281
TOTAL ASSETS	$285,728,327	$267,464,063

LIABILITIES
Deposits	$197,655,790	$196,723,246
FHLB advances – long term	43,000,000	25,500,000
Advances by borrowers for taxes and insurance	792,852	942,564
Accrued interest payable	110,471	64,760
Other liabilities	3,385,211	3,048,207
TOTAL LIABILITIES	244,944,324	226,278,777

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,511,276 shares issued)	35,113	35,113
Additional paid-in-capital	27,219,240	27,453,708
Retained earnings	14,893,902	15,099,489
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (206,060 and 219,668 shares)	(1,689,256)	(1,810,810)
Accumulated other comprehensive income	325,004	407,786
TOTAL STOCKHOLDERS’ EQUITY	40,784,003	41,185,286
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$285,728,327	$267,464,063

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,259,640	$2,146,133	$6,398,396	$6,131,166
Investment securities	472,048	565,163	1,445,909	1,731,573
Other interest and dividend income	6,571	3,595	14,845	9,840
Total interest and dividend income	2,738,259	2,714,891	7,859,150	7,872,579

INTEREST EXPENSE
Deposits	406,497	459,385	1,239,853	1,494,127
FHLB advances – long term	255,578	185,183	581,392	556,904
Advances by borrowers for taxes and insurance	923	5,068	4,395	15,995
Total interest expense	662,998	649,636	1,825,640	2,067,026

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	2,075,261	2,065,255	6,033,510	5,805,553
Provision for loan losses	360,000	123,731	473,817	314,305

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,715,261	1,941,524	5,559,693	5,491,248

NONINTEREST INCOME
Service fees on deposit accounts	30,482	24,159	96,384	105,074
Earnings on bank-owned life insurance	6,505	9,555	20,684	30,470
Gain on sale of loans, net	1,221,142	791,499	3,802,386	1,132,478
Rental income	72,779	72,910	217,909	217,874
Other	35,435	28,162	124,433	220,994
Total noninterest income	1,366,343	926,285	4,261,796	1,706,890

NONINTEREST EXPENSE
Compensation and employee benefits	2,055,999	1,716,588	6,183,238	4,132,536
Occupancy and equipment	360,052	346,963	1,059,377	1,033,187
Federal deposit insurance premiums	76,261	69,126	231,576	224,281
Data processing expense	119,539	96,237	326,741	294,737
Professional fees	187,558	118,279	520,173	326,873
Other	566,264	632,753	1,820,302	1,230,127
Total noninterest expense	3,365,673	2,979,946	10,141,407	7,241,741

Loss before income tax benefit	(284,069)	(112,137)	(319,918)	(43,603)
Income tax benefit	(97,359)	(45,913)	(114,331)	(17,698)

NET LOSS	$(186,710)	$(66,224)	$(205,587)	$(25,905)

EARNINGS PER SHARE – Basic and Diluted	$(0.05)	$(0.02)	$(0.06)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(186,710)	$(66,224)	$(205,587)	$(25,905)

Changes in net unrealized gain (loss) on investment securities available for sale	56,953	170,110	(125,427)	215,268

Tax effect	(19,365)	(57,837)	42,645	(73,191)

Total comprehensive income (loss)	$(149,122)	$46,049	$(288,369)	$116,172

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional		Unallocated	Other
	Common Stock		Paid-In-	Retained	Shared Held	Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total

Balance, December 31, 2012	3,511,276	$35,113	$27,453,708	$15,099,489	$(1,810,810)	$407,786	$41,185,286

Net loss				(205,587)			(205,587)
Other comprehensive loss, net						(82,782)	(82,782)
Allocation of unearned ESOP shares			9,426		121,554		130,980
Purchase of stock for restricted stock plan trust			(243,894)				(243,894)

Balance, September 30, 2013	3,511,276	$35,113	$27,219,240	$14,893,902	$(1,689,256)	$325,004	$40,784,003

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(205,587)	$(25,905)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	473,817	314,305
Depreciation, amortization, and accretion	1,161,663	630,089
Proceeds from sale of loans	99,838,683	32,046,660
Net gain on sale of loans	(3,802,386)	(953,926)
Loans originated for sale	(95,015,816)	(42,022,334)
Gain on the sale of other real estate owned	(7,553)	(29,236)
Earnings on bank-owned life insurance	(20,684)	(30,470)
Deferred federal income taxes	(16,544)	(46,250)
Decrease in accrued interest receivable	1,042	83,668
Increase (decrease) in accrued interest payable	45,711	(1,182)
Increase in accrued payroll and commissions	227,027	-
Compensation expense for stock options, ESOP and restricted stock	130,980	186,828
Other, net	(289,242)	791,902
Net cash provided by (used for) operating activities	2,521,111	(9,055,852)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,843,870	3,485,195
Purchases	-	(1,805,800)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	11,174,823	9,169,555
Purchases	(6,062,361)	(11,738,900)
(Increase) decrease in loans receivable, net	(52,136,665)	13,965,246
Decrease in covered loans	3,576,000	3,476,929
Purchases of Federal Home Loan Bank stock	(1,002,000)	(20,600)
Redemptions of Federal Home Loan Bank stock	561,900	222,000
Proceeds from the sale of other real estate owned	244,601	385,461
Purchase of OREO property	(121,100)	-
Payments received from FDIC under loss share agreement	702,078	383,251
Purchase of premises and equipment	(376,757)	(345,973)
Net cash (used for) provided by investing activities	(41,595,611)	17,176,364

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	932,544	(5,853,848)
Proceeds from Federal Home Loan Bank advances – long-term	21,000,000	-
Repayment of Federal Home Loan Bank advances – long-term	(3,500,000)	(5,441,328)
Purchase of stock for restricted stock plan trust	(243,894)	-
Purchase of treasury stock	-	(15,361)
Proceeds from stock subscription rights	-	9,602,456
Deferred conversion costs	-	(335,238)
Decrease in advances by borrowers for taxes and insurance, net	(149,712)	(418,952)
Net cash provided by (used for) financing activities	18,038,938	(2,462,271)
Increase (decrease) in cash and cash equivalents	(21,035,562)	5,658,241

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,061,666	17,416,198
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,026,104	$23,074,439

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,779,929	$2,068,208
Income taxes	300,000	235,000
Noncash items:
Transfers from loans to other real estate owned	208,759	269,263
Transfer from premises and equipment	-	108,309

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year.  The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).  For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

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

Recent Accounting and Regulatory Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the Financial Accounting Standards Board FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB ASU 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements (hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update defer indefinitely the effective date of certain required disclosures in Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this Update do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued.  This ASU did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  This ASU did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect consolidated net loss or consolidated stockholders’ equity.

2.	Earnings Per Share

The following table set forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Loss:	$(186,710)	$(66,224)	$(205,587)	$(25,905)
Weighted average number of shares issued	3,657,607	3,306,250	3,657,607	3,306,250
Less weighted average number of treasury stock shares	-	(151,998)	-	(151,425)
Less weighted average number of unearned ESOP shares	(207,638)	(80,676)	(212,130)	(82,823)
Less weighted average number of nonvested restricted stock awards	-	(2,164)	-	(3,104)
Weighted average shares outstanding basic	3,449,969	3,071,412	3,445,477	3,068,898
Weighted average shares outstanding diluted	3,449,969	3,071,412	3,445,477	3,068,898
Earnings per share:
Basic	$(0.05)	$(0.02)	$(0.06)	$(0.01)
Diluted	(0.05)	(0.02)	(0.06)	(0.01)

Options to purchase 171,386 shares of common stock as of September 30, 2013 and 2012 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$2,297,836	$151,032	$-	$2,448,868
Freddie Mac	74,149	4,349	-	78,498
Government National Mortgage Association	579,448	68,839	(1)	648,286
Collateralized mortgage obligations-government sponsored entities	1,554,576	45,180	(10,603)	1,589,153
Total mortgage-backed securities	4,506,009	269,400	(10,604)	4,764,805
Corporate securities	9,190,261	251,301	(17,666)	9,423,896

Total	$13,696,270	$520,701	$(28,270)	$14,188,701

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$39,149,490	$1,391,879	$(208,951)	$40,332,418
Freddie Mac	14,166,164	253,616	(287,351)	14,132,429
Total mortgage-backed securities	$53,315,654	$1,645,495	$(496,302)	$54,464,847

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$3,361,216	$264,117	$-	$3,625,333
Freddie Mac	128,634	9,158	-	137,792
Government National Mortgage
Association	693,893	100,342	-	794,235
Collateralized mortgage obligations- government sponsored entities	2,166,686	69,368	(26,021)	2,210,033
Total mortgage-backed securities	6,350,429	442,985	(26,021)	6,767,393
Corporate securities	9,170,995	240,789	(39,895)	9,371,889

Total	$15,521,424	$683,774	$(65,916)	$16,139,282

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$44,893,424	$2,510,301	$-	$47,403,725
Freddie Mac	13,712,066	499,891	-	14,211,957
Total mortgage-backed securities	$58,605,490	$3,010,192	$-	$61,615,682

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous loss position.

	September 30, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$8,326,271	$(208,951)	$-	$-	$8,326,271	$(208,951)
Freddie Mac	8,104,957	(287,351)	-	-	8,104,957	(287,351)
Government National Mortgage Association	286	(1)	-	-	286	(1)
Collateralized mortgage obligations-government sponsored entities	45,959	(1,662)	219,326	(8,941)	265,285	(10,603)
Total mortgage-backed Securities	16,477,473	(497,965)	219,326	(8,941)	16,696,799	(506,906)
Corporate securities	991,870	(8,006)	490,340	(9,660)	1,482,210	(17,666)

Total	$17,469,343	$(505,971)	$709,666	$(18,601)	$18,179,009	$(524,572)

	December 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Collateralized mortgage obligations-government sponsored entities	$445,009	$(19,122)	$248,884	$(6,899)	$693,893	$(26,021)
Total mortgage-backed Securities	445,009	(19,122)	248,884	(6,899)	693,893	(26,021)
Corporate securities	980,450	(4,065)	964,170	(35,830)	1,944,620	(39,895)

Total	$1,425,459	$(23,187)	$1,213,054	$(42,729)	$2,638,513	$(65,916)

The Company reviews its position quarterly and has determined that at September 30, 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 16 positions that were temporarily impaired at September 30, 2013.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below.  Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 1 to 30 years.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,473,894	$2,526,741	$-	$-
Due after one year through five years	6,039,942	6,208,568	-	-
Due after five years through ten years	2,498,223	2,619,793	11,090,590	11,490,927
Due after ten years	2,684,211	2,833,599	42,225,064	42,973,920

Total	$13,696,270	$14,188,701	$53,315,654	$54,464,847

The Company had no sales of investment securities for the three and nine month periods ended September 30, 2013 and 2012.

4.	Loans Receivable

Loans receivable consist of the following:

	September 30,	December 31,
	2013	2012
Mortgage Loans:
One-to-four family	$151,553,831	$101,792,670
Multi-family and commercial real estate	11,084,957	8,501,233
	162,638,788	110,293,903

Home equity loans	2,434,563	2,489,433
Home equity lines of credit (“HELOCs”)	1,036,310	1,852,532
Education loans	1,830,772	2,228,512
Other consumer loans	1,015	1,629
Non-covered consumer loans purchased	850,572	899,066
Covered loans	17,709,260	21,259,962
	186,501,280	139,025,037
Less:
Net deferred loan (costs) fees	(39,615)	222,704
Allowance for loan losses	1,302,519	1,507,770

Total	$185,238,376	$137,294,563

The components of covered loans by portfolio class as of September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Mortgage loans:
One-to-four family	$10,328,754	$11,652,568
Multi-family and commercial real estate	7,237,648	9,577,938
	17,566,402	21,230,506
Commercial	142,858	29,456
Total Loans	$17,709,260	$21,259,962

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	September 30, 2013		December 31, 2012
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$1,308,571	$29,005,885	$2,505,032	$35,002,493
Carrying amount, net of allowance	$777,204	$17,782,628	$982,086	$21,176,942

During the nine months ended September 30, 2013, the Company recorded a provision and charge-off of $38,817 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality.  For the year ended December 31, 2012 the Company recorded a provision of $15,052 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality.  For the year ended December 31, 2012, the allowance for loan losses of $73,270 which was recorded in 2011 was reversed by $20,805 with the remainder of $52,465 being charged-off.

Changes in the accretable yield for acquired loans were as follows for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$9,224,475	$11,044,664
Reclassifications and other	(285,170)	(1,407,997)
Accretion	(311,837)	(1,009,199)
Balance at end of period	$8,627,468	$8,627,468

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	Acquired Loans		Acquired Loans
	Without Specific	Acquired Loans	Without Specific
	Evidence of	With Specific	Evidence of
	Deterioration in	Evidence of	Deterioration in
	Credit Quality	Deterioration in	Credit Quality
	(ASC 310-30	Credit Quality	(ASC 310-30
	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$12,588,168	$48,637	$8,680,970
Reclassifications and other	(328,712)	-	4,317,082
Accretion	(394,610)	(48,637)	(1,133,206)
Balance at end of period	$11,864,846	$-	$11,864,846

The $311,837 and $1,009,199 recognized as accretion represents the interest income earned on acquired loans for the three and nine months ended September 30, 2013.  Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $78,784 and $225,583 of reclassifications from non-accretable discounts to accretable discounts for the three and nine months ended September 30, 2013.  The remaining $(363,954) and $(1,633,580) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three and nine months ended September 30, 2013.

5.	Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio.  For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type.  Loans are segmented into the following pools: 1-4 family, multi-family and commercial real estate, commercial, home equity, home equity lines of credit, and education and other loans.  Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations.  These historical loss percentages are calculated over a three year period for all portfolio segments.  Certain qualitative factors are then added to the historical allocation percentage to arrive and get the adjusted factor to be applied to nonclassified loans.  The following qualitative factors are analyzed for each portfolio segment:

⋅	Levels of and trends in delinquencies
⋅	Trends in volume and terms
⋅	Trends in credit quality ratings
⋅	Changes in management and lending staff
⋅	Economic trends
⋅	Concentrations of credit
⋅	Changes in lending policies
⋅	Changes in loan review
⋅	External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date.  The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at September 30, 2013.  Included in the allowance for loan losses is $15,052 related to loans covered by loss share agreements with the FDIC as of September 30, 2013 and December 31, 2012, respectively.

The following tables summarize changes in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three and Nine Months Ended September 30, 2013 and 2012
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOC’s	Education and Other Consumer	Total
Three Months Ended September 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$734,689	$310,398	$-	$9,747	$3,170	$7,805	$1,065,809
Provision (credit) for loan losses	167,246	196,153	-	(4,903)	1,805	(301)	360,000
Charge-offs	(12,103)	(111,187)	-	-	-	-	(123,290)
Recoveries	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(12,103)	(111,187)	-	-	-	-	(123,290)
Balance at end of period	$889,832	$395,364	$-	$4,844	$4,975	$7,504	$1,302,519

Three Months Ended September 30, 2012
Allowance for Loan Losses:
Balance at beginning of period	$720,382	$478,093	$-	$18,807	$9,778	$19,935	$1,246,995
Provision (credit) for loan losses	20,953	92,367	-	(4,978)	23,672	(8,283)	123,731
Charge-offs	(61,810)	(102,199)	-	-	-	-	(164,009)
Recoveries	636	6,185	-	-	-	-	6,821
Net (charge-offs) recoveries	(61,174)	(96,014)	-	-	-	-	(157,188)
Balance at end of period	$680,161	$474,446	$-	$13,829	$33,450	$11,652	$1,213,538

Nine Months Ended September 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770
Provision (credit) for loan losses	318,884	95,119	-	(9,081)	72,541	(3,646)	473,817
Charge-offs	(109,257)	(471,181)	-	-	(100,958)	-	(681,396)
Recoveries	2,328	-	-	-	-	-	2,328
Net (charge-offs) recoveries	(106,929)	(471,181)	-	-	(100,958)	-	(679,068)
Balance at end of period	$889,832	$395,364	$-	$4,844	$4,975	$7,504	$1,302,519

Nine Months Ended September 30, 2012
Allowance for Loan Losses:
Balance at beginning of period	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008
Provision (credit) for loan losses	352,642	(47,773)	-	(5,475)	24,615	(9,704)	314,305
Charge-offs	(285,228)	(102,199)	-	-	-	-	(387,427)
Recoveries	1,467	6,185	-	-	-	-	7,652
Net (charge-offs) recoveries	(283,761)	(96,014)	-	-	-	-	(379,775)
Balance at end of period	$680,161	$474,446	$-	$13,829	$33,450	$11,652	$1,213,538

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At September 30, 2013
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Total
Allowance for loan losses:
Ending balance	$889,832	$395,364	$-	$4,844	$4,975	$7,504	$1,302,519

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$878,962	$395,364	$-	$4,844	$4,975	$7,504	$1,291,649

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$161,882,585	$18,322,605	$142,858	$2,434,563	$1,036,310	$2,682,359	$186,501,280

Ending balance: individually evaluated for impairment	$2,611,750	$499,662	$-	$12,718	$-	$-	$3,124,130

Ending balance: collectively evaluated for impairment	$148,942,081	$10,585,295	$-	$2,421,845	$1,036,310	$1,831,787	$164,817,318

Ending balance: loans acquired with deteriorated credit quality	$10,328,754	$7,237,648	$142,858	$-	$-	$850,572	$18,559,832

	At December 31, 2012
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Total
Allowance for loan losses:
Ending balance	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770

Ending balance: individually evaluated for impairment	$39,640	$-	$-	$-	$-	$-	$39,640

Ending balance: collectively evaluated for impairment	$638,237	$771,426	$-	$13,925	$33,392	$11,150	$1,468,130

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$113,445,238	$18,079,171	$29,456	$2,489,433	$1,852,532	$3,129,207	$139,025,037

Ending balance: individually evaluated for impairment	$1,628,519	$1,125,968	$-	$-	$-	$-	$2,754,487

Ending balance: collectively evaluated for impairment	$100,164,151	$7,375,265	$-	$2,489,433	$1,852,532	$2,230,141	$114,111,522

Ending balance: loans acquired with deteriorated credit quality	$11,652,568	$9,577,938	$29,456	$-	$-	$899,066	$22,159,028

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at September 30, 2013 and December 31, 2012.  The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.  The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of September 30, 2013 and December 31, 2012.

	September 30,		December 31,
	2013		2012
	Multi-Family		Multi-Family
	and		and
	Commercial		Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$14,144,555	$142,858	$11,955,576	$29,456
Special Mention	2,601,574	-	2,645,840	-
Substandard	1,576,476	-	3,477,755	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$18,322,605	$142,858	$18,079,171	$29,456

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of September 30, 2013 and December 31, 2012.  For one –to-four family real estate, home equity, HELOCs, and education and other loans, the Company evaluates credit quality based on the performance of the individual credits.  Payment activity is reviewed by management on a monthly basis to determine how loans are performing.  Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of September 30, 2013 and December 31, 2012:

	At September 30, 2013
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$158,776,875	$2,378,174	$1,036,310	$1,753,729	$843,077
Nonperforming	3,105,710	56,389	-	78,058	7,495
Total	$161,882,585	$2,434,563	$1,036,310	$1,831,787	$850,572

	At December 31, 2012
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$111,617,358	$2,479,104	$1,852,532	$2,077,866	$798,905
Nonperforming	1,827,880	10,329	-	152,275	100,161
Total	$113,445,238	$2,489,433	$1,852,532	$2,230,141	$899,066

Following is a table which includes an aging analysis of the recorded investment of past due loans:

	At September 30, 2013
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$242,602	$191,477	$3,105,710	$3,539,789	$158,342,796	$161,882,585	$-
Multi-family and commercial real estate	-	-	179,468	179,468	18,143,137	18,322,605	-
Commercial	-	-	-	-	142,858	142,858	-
Home equity	-	-	56,389	56,389	2,378,174	2,434,563	-
HELOC’s	-	-	-	-	1,036,310	1,036,310	-
Education and other consumer	19,285	5,196	78,058	102,539	1,729,248	1,831,787	-
Non-covered consumer loans purchased	1,191	-	7,495	8,686	841,886	850,572	-
Total	$263,078	$196,673	$3,427,120	$3,886,871	$182,614,409	$186,501,280	$-

	At December 31, 2012
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$941,721	$55,802	$1,827,880	$2,825,403	$110,619,835	$113,445,238	$-
Multi-family and commercial real estate	637,442	-	1,484,495	2,121,937	15,957,234	18,079,171	-
Commercial	-	-	-	-	29,456	29,456	-
Home equity	-	-	10,329	10,329	2,479,104	2,489,433	-
HELOC’s	-	-	-	-	1,852,532	1,852,532	-
Education and other consumer	46,422	41,691	152,275	240,388	1,989,753	2,230,141	-
Non-covered consumer loans purchased	-	-	100,161	100,161	798,905	899,066	-
Total	$1,625,585	$97,493	$3,575,140	$5,298,218	$133,726,819	$139,025,037	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency.  When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of September 30, 2013 and December 31, 2012.  The balances are presented by class of loans.

	September 30, 2013	December 31, 2012
One-to-four family mortgage	$3,105,710	$1,827,880
Multi-family and commercial real estate	179,468	1,484,495
Home Equity	56,389	10,329
Education and other consumer	78,058	152,275
Non-covered consumer loans purchased	7,495	100,161
Total	$3,427,120	$3,575,140

Interest income on loans would have been increased by approximately $137,395 during the nine month period ended September 30, 2013 and $121,717 during the period ending December 31, 2012, if these loans had performed in accordance with their original terms.  Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable.

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$1,917,506	$2,341,868	$-
Multi-family and commercial real estate	779,481	990,470	-
Home equity	12,718	12,718	-
With an allowance recorded:
One-to-four family real estate	$694,244	$694,244	$10,870
Multi-family and commercial real estate	-	-	-
Home equity	-	-	-

Total:
One-to-four family real estate	$2,611,750	$3,036,112	$10,870
Multi-family and commercial real estate	779,481	990,470	-
Home equity	12,718	12,718	-

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$701,324	$837,806	$-
Multi-family and commercial real estate	1,405,787	1,867,431	-
With an allowance recorded:
One-to-four family real estate	$927,195	$936,739	$39,640
Multi-family and commercial real estate	-	-	-
Total:
One-to-four family real estate	$1,628,519	$1,774,545	$39,640
Multi-family and commercial real estate	1,405,787	1,867,431	-

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Three Months Ended
	September 30,
	2013	2012	2013	2012
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$1,933,415	$522,654	$345	$-
Multi-family and commercial real estate	853,976	2,078,244	6,698	16,719
Home equity	12,005	-	-	-
With an allowance recorded:
One-to-four family real estate	$844,671	$836,198	$9,804	$7,160
Multi-family and commercial real estate	-	-	-	-
Home equity	-	-	-	-

Total:
One-to-four family real estate	$2,778,086	$1,358,852	$10,149	$7,160
Multi-family and commercial real estate	853,976	2,078,244	6,698	16,719
Home equity	12,005	-	-	-

	Nine Months Ended
	September 30,
	2013	2012	2013	2012
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$1,152,377	$522,470	$1,035	$-
Multi-family and commercial real estate	881,377	1,095,329	25,348	32,996
Home equity	7,528	-	-	-
With an allowance recorded:
One-to-four family real estate	$850,315	$973,386	$27,316	$21,201
Multi-family and commercial real estate	-	-	-	-
Home equity	-	-	-	-

Total:
One-to-four family real estate	$2,002,692	$1,495,856	$28,351	$21,201
Multi-family and commercial real estate	881,377	1,095,329	25,348	32,996
Home equity	7,528	-	-	-

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

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2013 and 2012, respectively were as follows:

(In Thousands, Except Number of Contracts)	Three Months Ended September 30,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	-	$-	$-	-	$-	$-
Multi-family and commercial real estate	-	$-	$-	1	$211,269	$197,082
Total	-	$-	$-	1	$211,269	$197,082

(In Thousands, Except Number of Contracts)	Nine Months Ended September 30,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	2	$283,456	$218,292	-	$-	$-
Multi-family and commercial real estate	-	$-	$-	1	$211,269	$197,082
Total	2	$283,456	$218,292	1	$211,269	$197,082

There were no TDRs modified within the past year that subsequently defaulted during the three or nine month periods ended September 30, 2013 and 2012.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Balance at the beginning of year	$4,234,931	$5,218,506
Cash payments received or receivable due from the FDIC	(702,078)	(408,610)
Increase in FDIC share of estimated losses	-	-
Net amortization	(771,388)	(574,965)

Balance at the end of the period	$2,761,465	$4,234,931

7.	Deposits

Deposit accounts are summarized as follows for the periods ending September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%

Non-interest bearing demand	$6,323,477	3.20%	$7,611,053	3.87%
NOW accounts	13,662,419	6.91	13,888,098	7.06
Money market deposit	38,080,766	19.27	39,842,088	20.25
Savings	30,079,407	15.22	30,093,442	15.30
Time deposits	109,509,721	55.40	105,288,565	53.52
Total	$197,655,790	100.00%	$196,723,246	100.00%

8.	Life Insurance and Retirement Plan

The Bank has a Supplemental Life Insurance Plan (the “Plan”) for three officers of the Bank.  The Plan requires the Bank to make annual payments to the beneficiaries upon their death.  In connection with the Plan, the Bank funded life insurance policies with an original investment of $3,085,000 on the lives of those officers.  These life insurance policies currently have a death benefit of $11,975,329.  The cash surrender value of these policies totaled $4,261,048 and $4,240,364 at September 30, 2013 and December 31, 2012, respectively.  The Plan provides that death benefits totaling $6.0 million at September 30, 2013, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Bank has a Supplemental Retirement Plan (“SRP”) for the Bank’s current and former presidents as well as two senior officers of the Bank.  At September 30, 2013 and December 31, 2012, $1,818,897 and $1,755,140 had been accrued under these SRPs, respectively, and this liability and the related deferred tax assets of $618,425 and $596,748 for the respective periods, are recognized in the financial statements.  The deferred compensation for the current and former president is to be paid for the remainder of their lives commencing with the first year following the termination of employment after completion of required service.  The current president's payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher.  The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index.  The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment.  The Company records periodic accruals for the cost of providing such benefits by charges to income.  The amount accrued was approximately $52,884 and $63,829 for the three months ended September 30, 2013 and 2012 and $156,122 and $188,106 for the nine months ended September 30, 2013 and 2012, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$25,460	$38,493	$73,850	$112,097
Interest cost	27,424	25,336	82,272	76,009
Net periodic benefit cost	$52,884	$63,829	$156,122	$188,106

9.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2013 and December 31, 2012, respectively, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$4,764,805	$-	$4,764,805
Corporate Securities	-	9,423,896	-	9,423,896

Total	$-	$14,188,701	$-	$14,188,701

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$6,767,393	$-	$6,767,393
Corporate Securities	-	9,371,889	-	9,371,889

Total	$-	$16,139,282	$-	$16,139,282

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$3,393,079	$3,393,079
Other real estate owned	-	-	239,659	239,659

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$2,994,666	$2,994,666
Other real estate owned	-	-	171,826	171,826

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

September 30, 2013 Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range

Impaired loans	$3,393,079	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	239,659	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

December 31, 2012 Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range

Impaired loans	$2,994,666	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

Other real estate owned	171,826	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%
Liquidation
			expenses (2)	0% to 6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

Impaired loans are reported at fair value utilizing level three inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2013, and December 31, 2012 impaired loans with a carrying value of $3,403,949 and $3,034,306 were reduced by specific valuation allowances totaling $10,870 and $39,640 resulting in a net fair value of $3,393,079 and $2,994,666 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2013 and December 31, 2012, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are summarized below:

	September 30, 2013		December 31,2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$4,026,104	$4,026,104	$25,061,666	$25,061,666
Investment securities
Available for sale	14,188,701	14,188,701	16,139,282	16,139,282
Held to maturity	53,315,654	54,464,847	58,605,490	61,615,682
Loans held for sale	11,039,693	11,039,693	12,060,174	12,060,174
Net loans receivable	185,238,376	186,093,461	137,294,563	143,651,214
Accrued interest receivable	814,431	814,431	815,473	815,473
Federal Home Loan Bank stock	3,047,700	3,047,700	2,607,600	2,607,600
Bank-owned life insurance	4,261,048	4,261,048	4,240,364	4,240,364
FDIC indemnification asset	2,761,465	2,761,465	4,234,931	4,234,931

Financial liabilities:
Deposits	$197,655,790	$199,583,162	$196,723,246	$198,186,758
FHLB advances – long-term	43,000,000	43,795,500	25,500,000	27,392,100
Advances by borrowers for taxes and insurance	792,852	792,852	942,564	942,564
Accrued interest payable	110,471	110,471	64,760	64,760

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash and cash equivalents	$4,026,104	$-	$-	$4,026,104
Investment securities
Available for sale	-	14,188,701	-	14,188,701
Held to maturity	-	54,464,847	-	54,464,847
Loans held for sale	11,039,693	-	-	11,039,693
Net loans receivable	-	-	186,093,461	186,093,461
Accrued interest receivable	814,431	-	-	814,431
Federal Home Loan Bank stock	3,047,700	-	-	3,047,700
Bank-owned life insurance	4,261,048	-	-	4,261,048
FDIC indemnification asset	-	-	2,761,465	2,761,465

Financial liabilities:
Deposits	88,146,069	-	111,437,093	199,583,162
FHLB advance – long-term	-	-	43,795,500	43,795,500
Advances by borrowers for taxes and insurance	792,852	-	-	792,852
Accrued interest payable	110,471	-	-	110,471

	Fair Value Measurements at December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total

Financial assets:
Cash and cash equivalents	$25,061,666	$-	$-	$25,061,666
Investment securities
Available for sale	-	16,139,282	-	16,139,282
Held to maturity	-	61,615,682	-	61,615,682
Loans held for sale	12,060,174	-	-	12,060,174
Net loans receivable	-	-	143,651,214	143,651,214
Accrued interest receivable	815,473	-	-	815,473
Federal Home Loan Bank stock	2,607,600	-	-	2,607,600
Bank-owned life insurance	4,240,364	-	-	4,240,364
FDIC indemnification asset	-	-	4,234,931	4,234,931

Financial liabilities:
Deposits	91,434,681	-	106,752,077	198,186,758
FHLB advance – long-term	-	-	27,392,100	27,392,100
Advances by borrowers for taxes and insurance	942,564	-	-	942,564
Accrued interest payable	64,760	-	-	64,760

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at September 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $2.8 million and $4.2 million, respectively.

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in the Liquidity and Capital Management section.

11.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at December 31, 2012	$407,786	$407,786

Other comprehensive income before reclassifications	(82,782)	(82,782)
Period change	(82,782)	(82,782)
Balance at September 30, 2013	$325,004	$325,004

Balance at December 31, 2011	$303,657	$303,657

Other comprehensive income before reclassifications	142,077	142,077
Period change	142,077	142,077
Balance at September 30, 2012	$445,734	$445,734

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at June 30, 2013	$287,416	$287,416

Other comprehensive income before reclassifications	37,588	37,588
Period change	37,588	37,588
Balance at September 30, 2013	$325,004	$325,004

Balance at June 30, 2012	$333,461	$333,461

Other comprehensive income before reclassifications	112,273	112,273
Period change	112,273	112,273
Balance at September 30, 2012	$445,734	$445,734

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three and nine month periods ended September 30, 2013 and 2012.

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

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania.  The Bank operates from six full-service locations, including our main office in Huntingdon Valley, Pennsylvania and our branch offices in the city of Philadelphia and Bucks County.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets at September 30, 2013 were $285.7 million, an increase of $18.2 million, from total assets of $267.5 million at December 31, 2012.  The increase in assets resulted primarily from an increase in our loan portfolio of $47.7 million, primarily due to increased originations of one- to four-family loans, partially offset by decreases in cash and cash equivalents of $21.1 million and $7.2 million in investment securities.  Total liabilities at September 30, 2013 were $244.9 million compared to $226.3 million at December 31, 2012, an increase of $18.6 million.  The increase in liabilities was primarily due to the net increase of $17.5 million in FHLB advances – long-term for the funding of our new loan originations and a $1.0 million increase in deposits.  Total stockholders’ equity at September 30, 2013 decreased to $40.8 million as compared to $41.2 million from December 31, 2012. The decrease of $401,000 was primarily due to our operating loss of $206,000.

Cash and cash equivalents decreased to $4.0 million from $25.1 million during the nine months ended September 30, 2013, a decrease of $21.1 million, or 84.1%, partially due to increased funding for one-to-four family loan originations.

Investment securities available-for-sale decreased to $14.2 million from $16.1 million during the nine months ended September 30, 2013, a decrease of $1.9 million, or 11.8%. The decrease in investment securities available-for-sale was attributable to principal payments and maturities.

Investment securities held-to-maturity decreased to $53.3 million from $58.6 million during the nine months ended September 30, 2013, a decrease of $5.3 million, or 9.0%.  The decrease in investment securities held-to-maturity was attributable to principal payments and maturities.

Loans-held-for sale decreased to $11.0 million from $12.1 million during the nine months ended September 30, 2013, a decrease of $1.1 million, or 9.1%.  The decrease is loans held-for-sale is the result of the normal fluctuation in loan activity associated with this type of business.

Loans receivable increased $47.7 million, or 34.4% to $186.5 million at September 30, 2013, compared to $138.8 million at December 31, 2012.  The increase in loans receivable is the result of increased originations of one-to-four family loans for investment.

Total deposits increased to $197.7 million from $196.7 million during the nine months ended September 30, 2013, an increase of $1.0 million, or 0.5%.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.  The $17.5 million net increase in FHLB advances long-term was due to the proceeds of $21.0 million in borrowings, partially offset by repayment of $3.5 million in borrowings.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2013 and 2012

General.  We recorded a net loss of $187,000 during the three months ended September 30, 2013 compared to a net loss of $66,000 during the three months ended September 30, 2012.  The increased net loss for the three month period ended September 30, 2013 was primarily related to an increase in noninterest expense of $386,000 and an increase in provision for loan losses of $236,000, partially offset by a $440,000 increase in noninterest income and an $51,000 increase in income tax benefit as a result of our operating loss.

We recorded a net loss of $206,000 during the nine months ended September 30, 2013 compared to a net loss of $26,000 during the nine months ended September 30, 2012.  The increased net loss for the nine month period ended September 30, 2013 was primarily related to an increase in noninterest expense of $2.9 million and a $160,000 increase in provision for loan losses, partially offset by a $2.6 million increase in noninterest income, a $228,000 increase in net interest income and a $97,000 increase in income tax benefit as a result of our operating loss.

Net Interest Income.    The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,260	$2,146	$6,398	$6,131
Investment securities	472	565	1,446	1,732
Other interest and dividend income	6	4	15	10
Total interest and dividend income	2,738	2,715	7,859	7,873
Interest Expense:
Deposits	406	460	1,240	1,494
FHLB advances – long-term	256	185	581	557
Advances by borrowers for taxes and insurance	1	5	4	16
Total interest expense	663	650	1,825	2,067
Net interest income	$2,075	$2,065	$6,034	$5,806

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$186,584	4.74%	$141,237	5.95%	$164,809	5.12%	$144,553	5.59%
Investment securities	69,410	2.66	74,099	2.98	70,404	2.71	73,026	3.13
Other interest-earning assets	8,794	0.27	25,110	0.06	17,412	0.12	23,104	0.06
Total interest earning-assets	264,788	4.10%	240,446	4.48%	252,625	4.16%	240,683	4.37%
Noninterest-earning assets:	16,144		19,489		17,087		19,508
Allowance for Loan Losses	(1,091)		(1,250)		(1,356)		(1,240)
Total assets	$279,841		$258,685		$268,356		$258,951

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$14,073	0.17%	$14,513	0.30%	$14,071	0.23%	$15,374	0.50%
Money Market Deposits	38,482	0.37	42,141	0.45	38,756	0.41	42,565	0.56
Savings accounts	30,175	0.25	29,895	0.29	30,238	0.27	29,840	0.32
Time deposits	104,355	1.31	107,920	1.39	104,223	1.33	107,906	1.47
Total interest-bearing deposits	187,085	0.86%	194,469	0.94%	187,288	0.89%	195,685	1.02%
FHLB advances – long-term	40,337	2.52	25,743	2.85	28,947	2.68	26,003	2.86
Advances by borrowers for taxes and insurance	1,200	0.33	755	2.63	1,019	0.52	817	2.62
Total interest-bearing liabilities	228,622	1.15%	220,967	1.17%	217,254	1.12%	222,505	1.24%
Noninterest-bearing liabilities:	9,919		9,699		9,794		8,447
Total liabilities	238,541		230,666		227,048		230,952
Retained earnings	41,300		28,019		41,308		27,999
Total liabilities and retained earnings	$279,841		$258,685		$268,356		$258,951

Interest rate spread		2.95%		3.31%		3.04%		3.13%
Net yield on interest-bearing assets		3.11%		3.41%		3.19%		3.23%
Ratio of average interest-earning assets to
average interest-bearing liabilities		115.82%		108.82%		116.28%		108.17%

Net Interest Income.  Net interest income for the three months ended September 30, 2013 remained relatively unchanged at $2.0 million, from the same period last year.  Our net interest rate spread decreased to 2.95% for the three months ended September 30, 2013 from 3.31% for the same period last year.  The primary reasons for the slight increase in net interest income for the three month period are a higher average balance of loans and a lower average balance of interest bearing deposits, partially offset by a higher average balance of FHLB advances and a lower average balance of other interest earning assets and investment securities.  Also contributing to the higher net interest income was a lower average rate paid on deposits and FHLB advances,  partially offset by a lower average rate earned on loans and investment securities.  The average balance of loans increased during the three months ended September 30, 2013 due to increased loan originations.  Lower interest expense on deposits for the three months ended September 30, 2013 was due to lower rates offered on deposit products.

Net interest income for the nine months ended September 30, 2013 increased $228,000, or 3.9%, to $6.0 million, from $5.8 million during the same period last year.  Our net interest rate spread decreased to 3.04% for the nine months ended September 30, 2013 from 3.13% for the same period last year.  The primary reasons for the increase in net interest income for the nine month period are a higher average balance of loans and a lower average balance of interest bearing deposits, partially offset by a lower average balance of investment securities and other interest earning assets and a higher average balance of FHLB advances.  Also contributing to the higher net interest income was a lower average rate paid on deposits and FHLB advances, partially offset by a lower average rate earned on loans and investment securities.  The average balance of loans increased during the nine months ended September 30, 2013 due to increased loan originations.  Lower interest expense on deposits for the nine months ended September 30, 2013 was due to lower rates offered on deposit products.

Provision for Loan Losses.  For the three months ended September 30, 2013 we recorded a provision for loan losses of $360,000 as compared to a provision for loan losses of $124,000 for the three months ended September 30, 2012.  The provisions reflect management’s assessment of lending activities, growth in the loan portfolio, increased non-performing loans, levels of current delinquencies and current economic conditions.

For the nine months ended September 30, 2013 we recorded a provision for loan losses of $474,000 as compared to a provision for loan losses of $314,000 for the nine months ended September 30, 2012. The provisions reflect management’s assessment of lending activities, increased non-performing loans, levels of current delinquencies and current economic conditions.

Noninterest Income.  The following table summarizes noninterest income for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$30	$24	$96	$105
Earnings on bank-owned life insurance	7	9	21	30
Gain on sale of loans, net	1,221	792	3,802	1,133
Rental Income	73	73	218	218
Other	35	28	125	221
Total	$1,366	$926	$4,262	$1,707

The $440,000 increase in noninterest income during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to a $429,000 increase in gain on the sale of loans.  The increase in the gain on the sale of loans is due to our expanded emphasis on this type of business.

The $2.6 million increase in noninterest income during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to a $2.7 million increase in gain on the sale of loans, partially offset by a $96,000 decrease in other noninterest income.  The increase in the gain on the sale of loans is due to our expanded emphasis on this type of business. The decrease in other noninterest income is partially due to a $47,000 decrease in the net gain on the sale of REO and a $31,000 decrease in payments received on charged-off loans by the former Earthstar Bank.

Noninterest Expense.   The following table summarizes noninterest expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$2,056	$1,717	$6,183	$4,133
Occupancy and equipment	360	347	1,059	1,033
Federal deposit insurance premiums	76	69	232	224
Data processing expense	120	96	327	295
Professional fees	188	118	520	327
Other	566	633	1,820	1,230
Total	$3,366	$2,980	$10,141	$7,242

The $386,000  increase in noninterest expense during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to a $339,000 increase in compensation and employee benefits due mainly to the increase in expense of $330,000 related to our Retail Mortgage Banking Division, partially offset by a $67,000 decrease in other expenses primarily related to the amortization of the FDIC indemnification asset of $88,000 and a $37,000 increase in expenses primarily related to loan originations by  our Retail Mortgage Banking Division. Professional fees increased by $70,000 related to increased costs associated with audit and legal representations.

The $2.9 million increase in noninterest expense during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to a $2.1 million increase in compensation and employee benefits due mainly to the increase in expense of $2.0 million related to our Retail Mortgage Banking Division, a $590,000 increase in other expenses primarily related to the amortization of the FDIC indemnification asset of $347,000 and a $161,000 increase in expenses primarily related to loan originations by our Retail Mortgage Banking Division. Professional fees increased by $193,000 related to increased costs associated with audit and legal representations.

Income Taxes.  We recorded a tax benefit of $97,000 for the three months ended September 30, 2013 compared to a tax benefit of $46,000 during the three months ended September 30, 2012.  The increase in the tax benefit resulted from the increase in our operating losses.

  We recorded a tax benefit of $114,000 for the nine months ended September 30, 2013 compared to a tax benefit of $18,000 during the nine months ended September 30, 2012.  The increase in the tax benefit resulted from the increase in our operating losses.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $4.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $14.2 million at September 30, 2013.  In addition, at September 30, 2013 we had the ability to borrow a total of approximately $125.8 million from the FHLB of Pittsburgh.  On September 30, 2013, we had $43.0 million of borrowings outstanding.  Any growth of our loan portfolio may require us to borrow additional funds.

At September 30, 2013, we had $11.0 million in mortgage loan commitments outstanding and $3.5 million in available credit on lines of credit.  Time deposits due within one year of September 30, 2013 totaled $42.1 million, or 38.4% of time deposits.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before September 30, 2014.  We believe, however, based on past experience that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure.  The risk based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

For nine months ended September 30, 2013 and the year ended December 31, 2012 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business.  At September 30, 2013, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  At September 30, 2013 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101*  The following materials from the Company’s Quarterly Report or Form 10-Q for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

POLONIA BANCORP, INC.

Date: November 14, 2013	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2013	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

