Form 10-K
period 2013-12-31
Polonia Bancorp Inc
filed 2014-03-31
CIK 1528610

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $29,870,479. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At March 26, 2014, the Registrant had 3,466,276 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company’s business activities consist of the ownership of the Bank’s capital stock and the management of the offering proceeds it retained. The Company does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a federally chartered savings and loan holding company, the Company is subject to the regulation of the Board of Governors of the Federal Reserve System (the “FRB”).

The Bank is headquartered in Huntingdon Valley and operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to four-family real estate and to a much lesser extent, multi-family and nonresidential real estate loans and home equity and consumer loans which we primarily hold for investment. Polonia Bank also maintains an investment portfolio. Polonia Bank’s primary federal regulator is the Office of the Comptroller of the Currency (“OCC”).

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Polonia Bank’s website address is www.poloniabank.com. Information on our website should not be considered a part of this annual report.

Market Areas

We are headquartered in Huntingdon Valley, Pennsylvania, which is located in the northwest suburban area of metropolitan Philadelphia and is situated between Montgomery and Bucks Counties. In addition to our main office in Montgomery County, we operate from five additional locations in Philadelphia County. We generate deposits through our six offices and conduct lending activities throughout the Greater Philadelphia metropolitan area, as well as in southeastern Pennsylvania and southern New Jersey. The Philadelphia metropolitan area is the fifth largest in the United States (based on United States Census data for 2010) with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States and the largest in population and area in the Commonwealth of Pennsylvania.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At December 31, 2013, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80% at the time the loan is originated. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. In addition to the FHA loans that we sell, we occasionally sell loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination. Our online loans division generates loans through the Internet with rates that are generally lower than those that we offer at Polonia Bank. These loans are generated for sale to the FHLB of Pittsburgh through its Mortgage Partnership Finance program. During the year ended December 31, 2013, we generated $30.8 million in online loans for sale to the FHLB of Pittsburgh. Our new Retail Mortgage Banking Division, which began operation in the second quarter of 2012, generates primarily FHA loans for resale to various investors. During the year ended December 31, 2013, this division generated $85.4 million in loans for sale to various investors.

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

Commercial Loans. Although we have not historically originated commercial business loans and have no plans to do so in the near future, we acquired commercial business loans with a fair value of $157,000 as of December 31, 2013 as a result of the Earthstar Bank acquisition.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2013, our general regulatory limit on loans to one borrower was $5.1 million. At that date, our largest lending relationship was $2.5 million and was secured by two one- to four-family properties. These loans were performing in accordance with their original terms at December 31, 2013.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, corporate securities, mortgage-backed securities, deposits at the FHLB of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2013.

At December 31, 2013 our investment portfolio totaled $66.6 million and consisted primarily of mortgage-backed securities.

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

Personnel

As of December 31, 2013, we had 70 full-time employees and 10 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Polonia Bank has two wholly-owned subsidiaries, PBMHC Company (“PBMHC”), a Delaware corporation, and Community Abstract Agency LLC, a Pennsylvania limited liability company. PBMHC was formed in 1997 to hold certain assets and conduct certain investment activities of Polonia Bank. Community Abstract Agency LLC was formed in 1999 to provide title insurance services.

REGULATION AND SUPERVISION

General

Polonia Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Polonia Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Polonia Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Polonia Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on Polonia Bancorp and Polonia Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of Polonia Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Polonia Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Polonia Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

Current Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2013, Polonia Bank met each of its capital requirements.

New Capital Rule – Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2013, we would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were currently effective.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Polonia Bank’s deposits are insured up to applicable limits ($250,000 per account) by the Deposit Insurance Fund of the FDIC. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Polonia Bank. Management cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The management of Polonia Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2013, Polonia Bank maintained 99.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like Polonia Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Polonia Bank’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings association fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Enforcement. The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. The OCC assessments paid by Polonia Bank for the fiscal year ended December 31, 2013 totaled $83,000.

Federal Home Loan Bank System. Polonia Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Polonia Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2013 of $3.7 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts. Beginning January 23, 2014, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $89.0 million, plus 10% on the remainder, and the first $13.3 million of otherwise reservable balances will be exempt. These reserve requirements are subject to adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

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

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions and/or continued negative developments in the domestic and international credit markets could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

Our policy is to originate for retention in our portfolio fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2013, $187.5 million, or 96.1% of our total loan portfolio maturing in more than one year, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses could hurt our profits.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, professional fees, federal deposit insurance premiums and other non-interest expenses totaled $13.5 million and $10.4 million for the years ended December 31, 2013 and 2012, respectively. Our ratio of non-interest expense to average total assets was 6.54% and 3.98% for the years ended December 31, 2013 and 2012, respectively. The increase in expenses during 2013 was primarily due to higher other operating expense and higher compensation and employee benefits expense. Our efficiency ratio was 98.48% for 2013 compared to 95.10% for 2012.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2013, our investment portfolio included securities with an amortized cost of $66.2 million and an estimated fair value of $67.1 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2013, 21.8% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, there can be no assurance that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of December 31, 2013, we held less than 1.0% of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the OCC, our primary federal regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Polonia Bank rather than for holders of Polonia Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Additionally, in early July 2013, the FRB approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on us.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the OCC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

We are subject to certain risks in connection with our acquisition of Earthstar Bank.

Our acquisition of certain assets and liabilities of Earthstar Bank in an FDIC-assisted transaction involves a number of risks and challenges, including:

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

Our risk management framework may not be effective in mitigating risks and/or losses to us.

We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies which involve management assumptions and judgment. There is no assurance that our risk management framework will be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our main office and five branch offices in Montgomery and Philadelphia counties, Pennsylvania.  We currently own all of our branch offices including the two Earthstar Bank branches continuing as branches of Polonia Bank.

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

	High	Low		High	Low
2013			2012

First Quarter	$9.18	$8.05	First Quarter	$7.52	$7.24
Second Quarter	9.40	8.91	Second Quarter	7.80	7.24
Third Quarter	10.00	9.25	Third Quarter	10.02	7.24
Fourth Quarter	10.31	9.85	Fourth Quarter	10.02	7.29

As of December 31, 2013, there were approximately 151 holders of record of the Company’s common stock.

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

Our ability to pay dividends to shareholders may depend, in part, upon capital distributions we receive from Polonia Bank, earnings, if any, from our lending and investment portfolios and other assets and earnings from the investment of the net proceeds from the offering that we retain. OCC and Federal Reserve Board regulations limit dividends and other distributions from Polonia Bank to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns.

As of December 31, 2013, Polonia Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing regulations. To date, we have not declared any cash dividends.

The Company repurchased 68,294 of its equity securities during the third and fourth quarters of 2013 to fund restricted stock awards.

			Total Number
			of Shares
			Purchased as
	Total Number of	Average	Part of Publicly Announced
	Shares	Price Paid	Plans
Period	Purchased	Per Share	or Programs

September 1 - 30, 2013	20,400	$10.00	-
October 1 - 31, 2013	4,000	10.01	-
November 1 - 30, 2013	22,894	10.29	-
December 1 - 31, 2013	21,000	10.24	-

Total	68,294	$10.17	-

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2013	2012	2011
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$305,583	$267,464	$265,050
Securities available-for-sale	15,271	16,139	17,348
Securities held-to-maturity	51,320	58,605	56,597
Loans held for sale	6,143	12,060	-
Loans receivable, net	182,050	116,035	127,644
Covered loans	16,523	21,260	25,708
Cash and cash equivalents	15,764	25,062	17,416
Deposits	201,322	196,723	203,016
FHLB Advances – long-term	59,000	25,500	31,091
Stockholders’ equity	40,300	41,185	27,638
Book value per common share	11.48	11.73	8.76

Operating Data:
Interest income	$10,732	$10,544	$11,421
Interest expense	2,589	2,706	3,389
Net interest income	8,143	7,838	8,032
Provision for loan losses	574	997	440
Net interest income after provision for loan losses	7,569	6,841	7,592
Non-interest income	5,577	3,094	1,463
Non-interest expense	13,512	10,397	8,595
Income (Loss) before income taxes	(366)	(462)	460
Provision for income taxes	(120)	(162)	61
Net income (loss)	$(246)	$(300)	$399
Basic and diluted earnings per share (1)	(0.07)	(0.09)	0.12

Performance Ratios:
Return on average assets	(0.09)%	(0.11)%	0.15%
Return on average equity	(0.60)	(1.00)	1.44
Interest rate spread (2)	2.98	3.12	3.05
Net interest margin (3)	3.13	3.23	3.14
Non-interest expense to average assets	4.90	3.98	3.14
Efficiency ratio (4)	98.48	95.10	90.53
Average interest-earning assets to average interest-bearing liabilities	115.70	109.86	107.23
Average equity to average assets	14.94	11.49	10.10

Capital Ratios (5):
Tangible capital	11.12	12.82	10.22
Core capital	11.12	12.82	10.22
Total risk-based capital	22.46	27.88	21.49

	2013	2012	2011

Asset Quality Ratios (6):
Allowance for loan losses as a percent of total loans	0.75%	1.28%	0.93%
Allowance for loan losses as a percent of non-performing loans	71.40	55.96	61.41
Net charge-offs (recoveries) to average outstanding loans during the period	0.49	(0.06)	(0.01)
Non-performing loans as a percent of total loans	1.05	2.29	1.52

Other Data:
Number of:
Real estate loans outstanding	1,313	1,313	1,451
Deposit accounts	8,248	8,841	9,719
Full-service offices	6	7	7

(1)	On November 9, 2012, Polonia Bancorp completed its mutual-to-stock conversion from the mutual holding company to stock form of organization. Concurrent with the completion of the conversion, each share of Old Polonia Bancorp’s outstanding common stock held by public stockholders was exchanged for 1.1136 shares of Company common stock. All share related information for periods prior to the conversion is converted at that ratio.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Ratios are for Polonia Bank.
(6)	Ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.

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

At December 31, 2013, covered loans were comprised of $9.8 million of one- to four-family mortgage loans, $6.6 million of multi-family and commercial real estate loans and $157,000 of commercial loans.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable incurred credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see note 5 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

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

Financial Condition

Total assets at December 31, 2013 were $305.6 million, an increase of $38.1 million, or 14.2%, from total assets of $267.5 million at December 31, 2012. The increase in assets resulted primarily from a $61.1 million increase in total loans, partially offset by a $9.3 million decrease in cash and cash equivalents, an $8.2 million decrease in securities and a $5.9 million decrease in loans held for sale. Total liabilities at December 31, 2013 were $265.3 million compared to $226.3 million at December 31, 2012, an increase of $39.0 million, or 17.2%. The increase in liabilities was primarily due to a $33.5 million increase in FHLB advances long-term and a $4.6 million increase in deposits. Total stockholders’ equity decreased to $40.3 million at December 31, 2013 from $41.2 million at December 31, 2012, a decrease of $885,000, or 2.2%, primarily as a result of the purchases of shares to fund restricted stock awards.

Cash and cash equivalents decreased to $15.8 million from $25.1 million during the year ended December 31, 2013, a decrease of $9.3 million, or 37.1%. The decrease in cash and cash equivalents was attributable, in part, to a $61.1 million increase in total loans, a result of our increased efforts to grow our loans held for investment in 2013, partially offset by a $33.5 million increase in FHLB advances long-term, an $8.2 million decrease in investments, a $5.9 million decrease in loans held for sale and a $4.6 million increase in deposits.

Investment securities available for sale decreased to $15.3 million from $16.1 million during the year ended December 31, 2013, a decrease of $868,000, or 5.4%. The decrease in investment securities available for sale was attributable to payments and maturities received of $2.2 million, partially offset by an increase of $1.5 million in purchases.

Investment securities held to maturity decreased to $51.3 million from $58.6 million during the year ended December 31, 2013, a decrease of $7.3 million, or 12.5%. The decrease in investment securities held to maturity was attributable, in part, to the purchase of $6.0 million in mortgaged-backed securities, partially offset by $13.1 million in payments received.

Loans held for sale decreased to $6.1 million during the year ended December 31, 2013. The decrease was attributable in part to the recent rise in mortgage rates during the second half of the year and the extreme cold weather during the fourth quarter. Loans originated for sale during the year were $116.2 million and loans sold were $122.1 million.

Loans receivable increased to $199.9 million from $138.8 million during the year ended December 31, 2013, an increase of $61.1 million or 44.0%. The increase in loans receivable was mainly due to our increased efforts to grow our loans held for investment during the period.

Total deposits increased to $201.3 million from $196.7 million during the year ended December 31, 2013, an increase of $4.6 million, or 2.3%. The increase in deposits was attributable, in part, to the inflow of $8.5 million in time deposits, as rates offered were above rates offered in the marketplace, and a $797,000 increase in interest bearing demand deposits, partially offset by a $3.0 million decrease in money market accounts and a $1.9 million decrease in noninterest bearing demand deposits.

We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. The $33.5 million increase in FHLB advances long-term was due to the funding of loans in our portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$167,233	83.69%	$101,793	73.22%	$111,272	71.82%	$119,085	69.40%	$131,571	86.84%
Multi-family and commercial real estate	10,564	5.29	8,501	6.11	9,439	6.09	10,272	5.99	10,214	6.74
Home equity loans	2,365	1.18	2,489	1.79	2,818	1.82	2,918	1.70	3,372	2.23
Home equity lines of credit	513	0.26	1,853	1.33	1,767	1.14	2,023	1.18	3,036	2.00
Total real estate loans:	180,675	90.42	114,636	82.45	125,296	80.87	134,298	78.27	148,193	97.81

Consumer:
Education	1,806	0.90	2,228	1.60	2,885	1.86	3,179	1.85	3,281	2.17
Other consumer	830	0.42	901	0.65	1,032	0.67	1,300	0.76	33	0.02
Total consumer loans	2,636	1.32	3,129	2.25	3,917	2.53	4,479	2.61	3,314	2.19
Total loans excluding covered loans	183,311	91.74	117,765	84.70	129,213	83.40	138,777	80.88	151,507	100.00
Covered loans	16,523	8.26	21,260	15.30	25,708	16.60	32,808	19.12	-	-
Total loans	199,834	100.00%	139,025	100.00%	154,921	100.00%	171,585	100.00%	151,507	100.00%
Net deferred loan costs (fees)	117		(222)		(290)		(278)		(215)
Allowance for loan losses on non-covered loans	(1,378)		(1,508)		(1,206)		(834)		(1,115)
Allowance for loan losses on covered loans	-		-		(73)		-		-
Loans, net	$198,573		$137,295		$153,352		$170,473		$150,177

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four- Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Covered Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$1,080	$1,315	$48	$666	$1,568	$4,677
More than one to five years	2,362	1,849	438	223	3,346	8,218
More than five years	163,791	7,400	2,392	1,747	11,609	186,939
Total	$167,233	$10,564	$2,878	$2,636	$16,523	$199,834

The following table sets forth the dollar amount of all loans at December 31, 2013 that are due after December 31, 2014 and that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rate	Adjustable Rate	Total

Real Estate Loans:
One-to-four-family	$166,153	$-	$166,153
Multi-family and commercial real estate	9,249	-	9,249
Home equity loans and lines of credit	2,317	513	2,830
Consumer Loans	1,970	-	1,970
Covered Loans	7,812	7,143	14,955
Total	$187,501	$7,656	$195,157

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$2,090	$2,235	$3,361	$3,625	$5,049	$5,413
Freddie Mac	66	70	128	138	226	243
Government National Mortgage Association	556	619	694	794	891	1,014
Collateralized mortgage obligations – Government- sponsored entities	1,457	1,470	2,167	2,210	3,750	3,811
Total mortgage-backed securities	4,169	4,394	6,350	6,767	9,916	10,481
Corporate securities	10,701	10,877	9,171	9,372	6,972	6,867
Total	$14,870	$15,271	$15,521	$16,139	$16,888	$17,348

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$37,615	$38,375	$44,893	$47,404	$46,772	$48,763
Freddie Mac	13,705	13,502	13,712	14,212	9,825	10,229
Total mortgage-backed securities	$51,320	$51,877	$58,605	$61,616	$56,597	$58,992

At December 31, 2013, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at those dates.

Federal law requires a member institution of the FHLB System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $3.7 million at December 31, 2013. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.0% of a member’s advances, plus 1.50% of the unused borrowing capacity.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2013. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$-	-%	$553	5.12%	$611	5.13%	$926	2.96%	$2,090	4.17%
Freddie Mac	-	-	63	4.86	3	5.11	-	-	66	4.87
Government National Mortgage Association securities	-	-	11	7.75	55	6.88	490	6.59	556	6.64
Collateralized mortgage obligations – Government- sponsored entities	-	-	29	3.97	384	1.79	1,044	3.28	1,457	2.90
Corporate securities	2,465	3.46	7,340	1.52	896	3.71	-	-	10,701	2.15
Total	$2,465	3.46%	$7,996	1.81%	$1,950	3.87%	$2,459	3.82%	$14,870	2.69%

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$-	-%	$-	-%	$9,513	2.91%	$28,102	2.86%	$37,615	2.87%
Freddie Mac	-	-	-	-	1,111	2.55	12,594	2.32	13,705	2.34
Total	$-	-%	$-	-%	$10,624	2.87%	$40,696	2.69%	$51,320	2.73%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. These deposits are provided primarily by individuals who live or work within our market areas. We have not used brokered deposits as a source of funding. Deposits increased $4.6 million, or 2.3% for the year ended December 31, 2013.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing Accounts	$5,725	2.84%	$7,611	3.87%	$6,645	3.27%
Interest-bearing Accounts	14,685	7.30	13,888	7.06	15,721	7.75
Money market	36,771	18.27	39,842	20.25	43,656	21.50
Savings accounts	30,385	15.09	30,093	15.30	30,235	14.89
Time deposits	113,756	56.50	105,289	53.52	106,759	52.59
Total	$201,322	100.00%	$196,723	100.00%	$203,016	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2013. Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$3,550
Over 3 Through 6 Months	5,564
Over 6 Through 12 Months	7,736
Over 12 Months	36,214
Total	$53,064

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
0.01 - 0.99%	$36,560	$34,107	$26,804
1.00 - 1.99%	46,621	42,747	55,033
2.00 - 3.99%	30,575	26,202	17,524
4.00 - 5.99%	-	2,233	7,398
Total	$113,756	$105,289	$106,759

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2013.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Time Deposits
	(Dollars in thousands)
0.01 - 0.99%	$31,259	$5,139	$162	$-	$-	$36,560	32.14%
1.00 - 1.99%	8,944	3,337	8,564	7,512	18,264	46,621	40.98
2.00 - 3.99%	1,221	3,847	6,867	10,891	7,749	30,575	26.88
Total	$41,424	$12,323	$15,593	$18,403	$26,013	$113,756	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Beginning balance	$196,723	$203,016	$239,706
Increase (decrease) before interest credited	2,944	(8,237)	(39,242)
Interest credited	1,655	1,944	2,552
Net increase (decrease) in deposits	4,599	(6,293)	(36,690)
Ending balance	$201,322	$196,723	$203,016

Borrowings. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. All borrowings from the FHLB are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities and our investment in FHLB stock.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$59,000	$26,043	$36,473
Average advances outstanding during the period:
FHLB Advances	$35,160	$25,899	$31,135
Weighted average interest rate during the period:
FHLB Advances	2.64%	2.86%	2.62%
Balance outstanding at end of period:
FHLB Advances	$59,000	$25,500	$31,091
Weighted average interest rate at end of period:
FHLB Advances	2.49%	2.81%	2.62%

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Overview. We recorded a net loss of $246,000 during the year ended December 31, 2013, compared to a net loss of $300,000 during the year ended December 31, 2012.

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

	Years Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$174,673	$8,799	5.04%	$145,268	$8,242	5.67%
Investment securities	69,510	1,906	2.74	73,622	2,286	3.11
Other interest-earning assets	15,726	27	0.17	24,122	16	0.07
Total interest-earning assets	259,909	10,732	4.13%	243,012	10,544	4.34%
Noninterest-earning assets:	16,929			19,342
Allowance for Loan Losses	(1,353)			(1,254)
Total assets	$275,485			$261,100

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$14,120	30	0.21%	$14,822	66	0.45%
Money market deposits	38,491	153	0.40	42,238	223	0.53
Savings accounts	30,249	81	0.27	29,878	94	0.31
Time deposits	105,591	1,391	1.32	107,570	1,561	1.45
Total interest-bearing deposits	188,451	1,655	0.88	194,508	1,944	1.00
FHLB advances - long-term	35,160	929	2.64	25,899	741	2.86
Advances by borrowers for taxes and insurance	1,023	5	0.49	795	21	2.64
Total interest-bearing liabilities	224,634	2,589	1.15%	221,202	2,706	1.22%
Noninterest-bearing liabilities:	9,681			9,903
Total liabilities	234,315			231,105
Stockholders’ equity	41,170			29,995
Total liabilities and stockholders’ equity	$275,485			$261,100

Net interest income		$8,143			$7,838
Interest rate spread			2.98%			3.12%
Net yield on interest-bearing assets			3.13%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.70%			109.86%

Our net interest rate spread decreased to 2.98% for the year ended December 31, 2013 from 3.12% in 2012. Net interest income for the year ended December 31, 2013 increased $305,000 or 3.9% to $8.1 million from $7.8 million in 2012. The primary reasons for the increase in net interest income for the year ended December 31, 2013 reflects a higher average balance of loans and a lower average balance of deposits, partially offset by a lower average balance of investment securities, a lower average balance of other interest-earning assets, a higher average balance of FHLB advances long-term and a lower average interest rate earned on loans. The average balance of loans increased during the year ended December 31, 2013 due to increased loan originations. The lower average interest rate earned on loans reflects the current low rate environment on new loans. Lower interest expense on deposits for the year ended December 31, 2013 was due to a continuing decline in market interest rates. The higher average balance of FHLB advances long-term reflects the use of advances to fund loan originations during the year ended December 31, 2013.

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

	For the Year Ended December 31, 2013 Compared to Year Ended December 31, 2012			For the Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,249	$(692)	$557	$(996)	$291	$(705)
Investment securities	(123)	(257)	(380)	(65)	(116)	(181)
Other	(3)	14	11	4	5	9
Total interest-earning assets	$1,123	$(935)	$188	$(1,057)	$180	$(877)

Interest expense:
Interest-bearing demand deposits	$(3)	$(33)	$(36)	$3	$(20)	$(17)
Money market accounts	(18)	(52)	(70)	(41)	(62)	(103)
Savings accounts	1	(14)	(13)	(1)	(32)	(33)
Certificates of deposit	(28)	(142)	(170)	(87)	(368)	(455)
Total deposits	(48)	(241)	(289)	(126)	(482)	(608)
FHLB Advances - short-term	-	-	-	(11)	-	(11)
FHLB Advances - long-term	240	(52)	188	(106)	42	(64)
Advances by borrowers for taxes and insurance	9	(25)	(16)	-	-	-
Total interest-bearing liabilities	$201	$(318)	$(117)	$(243)	$(440)	$(683)
Change in net interest income	$922	$(617)	$305	$(814)	$620	$(194)

Provision for Loan Losses. For the year ended December 31, 2013 we recorded a provision for loan losses of $574,000 as compared to $997,000 for the year ended December 31, 2012. The $423,000 decreased provision for loan losses reflects a decrease in the amount of nonperforming loans in our portfolio. Management also adjusted the qualitative factors used to calculate the allowance for loan losses for all loans based on historical losses in our portfolio as well as the current levels of nonperforming loans in our portfolio.

The provisions for the loan portfolio reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of the our historical experience, the volume and type of lending conducted by us, the amount of our classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of non-interest income for the year ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Service fees on deposit accounts	$131	$134
Earnings on bank-owned life insurance	24	40
Gain on sale of loans	4,971	2,398
Rental income	292	293
Other	159	229
Total	$5,577	$3,094

The $2.5 million increase in noninterest income during the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to a $2.6 million increase in the gain on sale of loans, partially offset by a $70,000 decrease in other income.

Non-Interest Expense.   The following table shows the components of non-interest expense for the year ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Compensation and employee benefits	$8,133	$6,023
Occupancy and equipment	1,431	1,394
Federal deposit insurance premiums	313	297
Data processing expense	443	395
Professional fees	663	426
Other	2,529	1,862
Total non-interest expense	$13,512	$10,397
Efficiency ratio	98.48%	95.10%

Total noninterest expense increased $3.1 million, or 29.8%, to $13.5 million for the year ended December 31, 2013 from the prior year period. The increase in noninterest expense for the year ended December 31, 2013 as compared to the prior year period was primarily the result of a $2.1 million increase in compensation and employee benefits, a $667,000 increase in other expense, a $237,000 increase in professional fees, a $48,000 increase in data processing expense, a $37,000 increase in occupancy and equipment and a $16,000 increase in federal deposit insurance premiums. The increase in compensation and employee benefits expense is primarily the result of the new Retail Mortgage Banking Division which accounted for $2.0 million of the increase. The increase in other expenses is primarily related to the $357,000 amortization, adjustment and establishment of an accrual to the FDIC Indemnification and claw-back agreement, related to the acquisition of assets from the former Earthstar Bank in 2010, a $17,000 increase in expenses related to the Retail Mortgage Banking Division and a $73,000 increase in advertising expense, primarily related to the Retail Mortgage Banking Division. The increase in professional fees is primarily related to a $237,000 increase in legal and audit services.

Income Taxes. We recorded a tax benefit of $120,000 for the year ended December 31, 2013 compared to a tax benefit of $161,000 during the year ended December 31, 2012. The decrease of the tax benefit resulted from the decrease in our taxable operating loss.

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

The following table provides information with respect to our non-performing assets at the dates indicated.  We have one troubled debt restructuring that is 90 days past due and no accruing loans that are 90 days past due or more at the dates presented.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual non-covered loans:
Real estate loans:
One-to-four-family	$1,344	$370	$314	$749	$1,169
Multi-family and commercial real estate	-	1,485	649	-	-
Home equity loans and lines of credit	-	10	55	47	1,532
Consumer	110	252	296	226	41
Total non-accrual non-covered loans	1,454	2,117	1,314	1,022	2,742
Restructured loans	476	578	650	-	-
Total non-performing non-covered loans	1,930	2,695	1,964	1,022	2,742
Real estate owned	240	108	83	314	-
Total non-performing non-covered assets	2,170	2,803	2,047	1,336	2,742

Non-accrual covered loans:
Real estate loans:
One- to four-family	822	880	501	305	-
Multi-family and commercial real estate	111	-	179	179	-
Commercial	-	-	-	596	-
Total non-performing covered loans	933	880	680	1,080	-
Real estate owned	28	64	-	-	-
Total non-performing covered assets	961	944	680	1,080	-
Total non-performing assets (including covered loans)	$3,131	$3,747	$2,727	$2,416	$2,742

Total non-performing non-covered loans to total non-covered loans	1.02%	2.08%	1.52%	0.74%	1.81%
Total non-performing non-covered assets to total non-covered assets	0.75%	1.05%	0.86%	0.50%	1.26%
Total non-performing loans to total loans	1.39%	2.58%	1.71%	1.23%	1.81%
Total non-performing assets to total assets	1.02%	1.40%	1.03%	0.81%	1.26%

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended December 31, 2013 and 2012 had nonaccruing loans been current according to their original terms was approximately $132,000 and $122,000, respectively.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our non-covered classified assets at the dates indicated.

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Special mention assets	$1,710	$1,637	$1,833
Substandard assets	4,320	5,467	5,024
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$6,030	$7,104	$6,857

Other than disclosed in the above tables, there are no other loans at December 31, 2013 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated. Loans past due 90 days or more are placed on non-accrual status.

	At December 31,
	2013		2012		2011
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$877	$197	$280	$-	$888	$-
Multi-family and commercial real estate	277	-	-	-	-	719
Home equity loans and lines of credit	-	-	-	-	-	-
Consumer	20	56	46	41	73	16
Covered loans	331	309	1,300	56	705	99
Total	$1,505	$562	$1,626	$97	$1,666	$834

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

The OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based on judgments different from ours.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2013, the loss factors were adjusted for each group of loans due to changes in the nature and volume of the loan portfolio, changes in the value of underlying collateral for collateral dependent loans to reflect current market conditions and our dependence on underlying collateral within the entire loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses on non-covered loans by loan category at the dates indicated.

	At December 31,
	2013			2012			2011			2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$908	65.00%	91.00%	$678	45.00%	86.00%	$544	45.00%	86.00%	$520	62.00%	87.00%	$516	46.00%	87.00%
Multi-family and commercial real estate	445	32.00	5.00	772	51.00	7.00	613	51.00	7.00	274	33.00	7.00	283	25.00	7.00
Home equity loans and lines of credit	8	1.00	2.00	47	3.00	4.00	28	2.00	4.00	24	3.00	4.00	299	27.00	4.00
Consumer	8	1.00	2.00	11	1.00	3.00	21	2.00	3.00	16	2.00	2.00	17	2.00	2.00
Unallocated	9	1.00	-	-	-	-	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$1,378	100.00%	100.00%	$1,508	100.00%	100.00%	$1,206	100.00%	100.00%	$834	100.00%	100.00%	$1,115	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2013			2012			2011			2010	2009
	Non-Covered	Covered		Non-Covered	Covered		Non-Covered	Covered
	Loans	Loans	Totals	Loans	Loans	Totals	Loans	Loans	Total
	(Dollars in thousands)
Allowance for losses on non-covered loans at beginning of period	$1,508	$-	$1,508	$1,206	$73	$1,279	$834	$-	$834	$1,115	$858

Provision (credit) for loan losses on non-covered loans	574	-	574	1,018	(21)	997	367	73	440	(115)	252

Charge offs:
One-to-four family	(440)	-	(440)	(336)	(33)	(369)	-	-	-	(170)	-
Multi-family and commercial real	(111)	-	(111)	(388)	(19)	(407)	-	-	-	-	-
Home equity loans and lines of	(153)	-	(153)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-	-	-
Total	(704)	-	(704)	(724)	(52)	(776)	-	-	-	(170)	-

Recoveries:
One-to-four family	-	-	-	2	-	2	5	-	5	4	5
Multi-family and commercial real	-	-	-	6	-	6	-	-	-	-	-
Home equity loans and lines of	-	-	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-	-	-
Total	-	-	-	8	-	8	5	-	5	4	5
Net recoveries (charge-offs)	(704)	-	(704)	(716)	(52)	(768)	5	-	5	(166)	5

Allowance at end of period	$1,378	$-	$1,378	$1,508	$-	$1,508	$1,206	$73	$1,279	$834	$1,115

Allowance for loan losses to non-performing loans	71.40%	-%	48.13%	55.96%	-%	42.18%	61.41%	10.74%	48.37%	81.56%	40.66
Allowance for loan losses to total loans outstanding at the end of the period	0.75%	-%	0.69%	1.28%	-%	1.08%	0.93%	0.28%	0.83%	0.06%	0.74%
Net (charge-offs) recoveries to average loans outstanding during the period	0.49%	-%	0.40%	(0.06)%	(0.02)%	(0.05)%	0.01%	-%	0.01%	(0.11)%	0.01%

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

The following table, which is based on information that we provide to the OCC, presents the change in our net portfolio value at December 31, 2013, that would occur in the event of an immediate change in interest rates based on assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)

500	$(9,692)	$(45,310)	(127.21)%	(4.17)%	(1,585)%
400	(1,528)	(37,146)	(104.29)	(0.63)	(1,230)
300	8,312	(27,306)	(76.66)	3.21	(847)
200	20,856	(14,762)	(41.45)	7.56	(412)
100	29,782	(5,836)	(16.39)	10.23	(145)
0	35,618	-	-	11.68	-
(100)	40,558	4,940	13.87	12.82	114

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $15.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $15.3 million at December 31, 2013. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $137.1 million from the FHLB of Pittsburgh. On December 31, 2013, we had $59.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At December 31, 2013, we had $5.1 million in mortgage loan commitments outstanding and $4.5 million in unused lines of credit. Time deposits due within one year of December 31, 2014 totaled $41.4 million of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the year ended December 31, 2013 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, Inc., 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

2007 Equity compensation plan approved by security holders	171,386	$8.44	-
2013 Equity compensation plan approved by security holders	145,124	10.25	-
2007 Equity compensation plan not approved by security holders	-	-	-
2013 Equity compensation plan not approved by security holders	-	-	-

2007 Total	171,386	$8.44	-
2013 Total	145,124	10.25	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of Polonia Bancorp, Inc. (1)
3.2	Bylaws of Polonia Bancorp, Inc. (1)
4.0	Stock Certificate of Polonia Bancorp, Inc. (1)
10.1	Amended and Restated Polonia Bancorp Employment Agreement with Anthony J. Szuszczewicz (4)
10.2	Amended and Restated Polonia Bank Employment Agreement with Anthony J. Szuszczewicz (4)
10.3	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski (4)
10.4	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski (4)
10.5	Amended and Restated Polonia Bancorp Employment Agreement with Kenneth J. Maliszewski (4)
10.6	Amended and Restated Polonia Bank Employment Agreement with Kenneth J. Maliszewski (4)
10.7	Amended and Restated Polonia Bank Employee Severance Compensation Plan (4)
10.8	Amended and Restated Supplemental Executive Retirement Plan (4)
10.9	Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (6)
10.10	Supplemental Executive Retirement Plan for Edward W. Lukiewski (6)
10.11	Non-Qualified Deferred Compensation Plan (6)
10.12	Supplemental Executive Retirement Plan for Paul D. Rutkowski (6)
10.13	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski (6)
10.14	Split Dollar Life Insurance Agreement with Paul D. Rutkowski (2)
10.15	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski (2)
10.16	Polonia Bancorp 2013 Equity Incentive Plan (3)
10.17	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement (4)
10.18	Amendment to the Supplemental Executive Retirement Plan for Anthony J. Szuszczewicz (4)
10.19	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan (4)
10.20	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Anthony J. Szuszczewicz (5)
10.21	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Anthony J. Szuszczewicz (5)
10.22	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Paul D. Rutkowski (5)
10.23	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Paul D. Rutkowski (5)
10.24	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Kenneth J. Maliszewski (5)
10.25	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Kenneth J. Maliszewski (5)
21.0	Subsidiaries of the Registrant
23.1	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

101 The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, (File No. 333-176759) and any amendments thereto.
(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Current Report on Form 8-K, filed on January 25, 2007 (File No. 000-52267).
(3)	Incorporated herein by reference to Appendix A in the definitive proxy statement filed with the SEC on April 15, 2013 (File No. 001-35739).
(4)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the SEC on March 31, 2009 (File No. 000-52267).
(5)	Incorporated herein by reference to the Exhibits on Form 10-K filed with the Securities and Exchange Commission on April 12, 2012 (File No. 000-52267).
(6)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, (File No. 333-135643) and any amendments thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP, INC.

Date: March 31, 2014	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Szuszczewicz	Chairman, President and Chief Executive	March 31, 2014
Anthony J. Szuszczewicz	Officer (principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 31, 2014
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	March 31, 2014
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	March 31, 2014
Frank J. Byrne

/s/ Joseph M. Callahan	Director	March 31, 2014
Joseph M. Callahan

/s/ Timothy O’Shaughnessy	Director	March 31, 2014
Timothy O’Shaughnessy

/s/ Robert J. Woltjen	Director	March 31, 2014
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria.

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

POLONIA BANCORP

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Page Number

Report of Independent Registered Public Accounting Firm	F - 1

Financial Statements

Consolidated Balance Sheet	F - 2

Consolidated Statement of Income (Loss)	F - 3

Consolidated Statement of Comprehensive Income (Loss)	F - 4

Consolidated Statement of Changes in Stockholders’ Equity	F - 5

Consolidated Statement of Cash Flows	F - 6

Notes to the Consolidated Financial Statements	F - 7 – F - 44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Polonia Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Polonia Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Polonia Bancorp, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Polonia Bancorp, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania

March 31, 2014

S.R. Snodgrass, P.C. * 2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

F - 1

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$1,792,837	$2,489,092
Interest-bearing deposits with other institutions	13,971,483	22,572,574

Cash and cash equivalents	15,764,320	25,061,666

Investment securities available for sale	15,271,005	16,139,282
Investment securities held to maturity (fair value $51,876,769 and $61,615,682)	51,319,785	58,605,490
Loans held for sale	6,142,968	12,060,174
Loans receivable	183,428,136	117,542,371
Covered loans	16,523,106	21,259,962
Total loans	199,951,242	138,802,333
Less: Allowance for loan losses	1,378,013	1,507,770
Net loans	198,573,229	137,294,563
Accrued interest receivable	796,294	815,473
Federal Home Loan Bank stock	3,675,500	2,607,600
Premises and equipment, net	4,788,182	4,916,239
Bank-owned life insurance	4,264,244	4,240,364
FDIC indemnification asset	2,515,287	4,234,931
Other assets	2,471,754	1,488,281

TOTAL ASSETS	$305,582,568	$267,464,063

LIABILITIES
Deposits	$201,322,339	$196,723,246
FHLB advances - long-term	59,000,000	25,500,000
Advances by borrowers for taxes and insurance	1,306,823	942,564
Accrued interest payable	145,434	64,760
Other liabilities	3,507,483	3,048,207

TOTAL LIABILITIES	265,282,079	226,278,777

Commitments and contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,511,276 shares issued and outstanding)	35,113	35,113
Additional paid-in-capital	26,795,498	27,453,708
Retained earnings	14,853,884	15,099,489
Unallocated shares held by Employee Stock Ownership Plan ("ESOP") (200,542 and 219,668 shares, respectively)	(1,648,366)	(1,810,810)
Accumulated other comprehensive income	264,360	407,786

TOTAL STOCKHOLDERS' EQUITY	40,300,489	41,185,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$305,582,568	$267,464,063

See accompanying notes to the consolidated financial statements.

F - 2

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Year Ended December 31,
	2013	2012
INTEREST AND DIVIDEND INCOME
Loans receivable	$8,799,244	$8,241,777
Investment securities	1,905,587	2,286,484
Interest-bearing deposits and other dividends	27,434	15,994
Total interest and dividend income	10,732,265	10,544,255

INTEREST EXPENSE
Deposits	1,655,268	1,944,466
FHLB advances - long-term	928,842	740,646
Advances by borrowers for taxes and insurance	5,181	20,643
Total interest expense	2,589,291	2,705,755

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,142,974	7,838,500
Provision for loan losses	573,817	997,279

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,569,157	6,841,221

NONINTEREST INCOME
Service fees on deposit accounts	131,179	134,115
Earnings on bank-owned life insurance	23,880	40,183
Gain on sale of loans	4,971,126	2,397,491
Rental income	292,349	293,057
Other	158,773	228,676
Total noninterest income	5,577,306	3,093,522

NONINTEREST EXPENSE
Compensation and employee benefits	8,133,285	6,023,389
Occupancy and equipment	1,430,813	1,394,260
Federal deposit insurance premiums	312,647	296,594
Data processing expense	442,541	394,424
Professional fees	663,238	426,340
Other	2,529,349	1,861,540
Total noninterest expense	13,511,873	10,396,547

Loss before income tax benefit	(365,410)	(461,804)
Income tax benefit	(119,805)	(161,439)

NET LOSS	$(245,605)	$(300,365)

EARNINGS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.09)

Weighted-average common shares outstanding, basic and diluted	3,294,438	3,399,905

See accompanying notes to the consolidated financial statements.

F - 3

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2013	2012

Net loss	$(245,605)	$(300,365)

Changes in net unrealized gain (loss) on investment securities available for sale	(217,313)	157,771

Tax effect	73,887	(53,642)

Total other comprehensive gain (loss)	(143,426)	104,129

Total comprehensive loss	$(389,031)	$(196,236)

See accompanying notes to the consolidated financial statements.

F - 4

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
					Unallocated		Other
	Common Stock		Additional	Retained	Shares Held	Treasury	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	by ESOP	Stock	Income	Total

Balance, December 31, 2011	3,306,250	$33,063	$14,051,475	$15,399,854	$(875,144)	$(1,274,528)	$303,657	$27,638,377

Net loss				(300,365)				(300,365)
Other comprehensive income, net							104,129	104,129
Purchase of treasury stock (1,982 shares, at cost)						(15,361)		(15,361)
Stock options compensation expense			89,593					89,593
Allocation of unearned ESOP shares			(29,633)		157,878			128,245
Allocation of unearned restricted stock			77,155					77,155
Items relating to conversion and stock offering:
Merger of Polonia MHC	(1,818,437)	(18,184)	18,184					-
Treasury stock retired	(155,100)	(1,551)	(1,288,338)			1,289,889		-
Proceeds from stock offering, net of fractional shares, net of offering expenses of $1.6 million	2,178,563	21,785	14,535,272					14,557,057
Stock purchased for ESOP					(1,093,544)			(1,093,544)

Balance, December 31, 2012	3,511,276	35,113	27,453,708	15,099,489	(1,810,810)	-	407,786	41,185,286

Net loss				(245,605)				(245,605)
Other comprehensive loss, net							(143,426)	(143,426)
Stock options compensation expense			7,383					7,383
Allocation of unearned ESOP shares			17,158		162,444			179,602
Allocation of unearned restricted stock			11,667					11,667
Purchase of stock for restricted stock plan trust			(694,418)					(694,418)

Balance, December 31, 2013	3,511,276	$35,113	$26,795,498	$14,853,884	$(1,648,366)	$-	$264,360	$40,300,489

See accompanying notes to the consolidated financial statements.

F - 5

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(245,605)	$(300,365)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	573,817	997,279
Depreciation, amortization, and accretion	1,399,936	1,009,359
Proceeds from sale of loans	127,128,458	69,219,081
Net gain on sale of loans	(4,971,126)	(2,397,491)
Loans originated for sale	(116,240,126)	(78,881,764)
Gain on the sale of other real estate owned	(7,553)	-
Earnings on Bank-owned life insurance	(23,880)	(40,183)
Deferred federal income taxes	(645,873)	(449,481)
Decrease in accrued interest receivable	19,179	155,493
Increase (decrease) in accrued interest payable	80,674	(31,134)
Increase in accrued payroll and commissions	34,611	655,047
Compensation expense for stock options, ESOP, and restricted stock	198,652	294,993
Other, net	471,954	595,658
Net cash provided by (used for) operating activities	7,773,118	(9,173,508)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	2,181,954	5,157,374
Purchases	(1,500,000)	(3,789,760)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	13,129,945	13,203,098
Purchases	(5,986,312)	(15,377,547)
(Increase) decrease in loans receivable, net	(66,750,819)	10,363,527
Decrease in covered loans	4,663,259	4,484,239
Purchase of Federal Home Loan Bank stock	(1,631,500)	(20,600)
Redemptions of Federal Home Loan Bank stock	563,600	235,600
Proceeds from the sale of other real estate owned	244,601	385,461
Purchase of other real estate owned	(121,100)	-
Payments received from FDIC under loss share agreement	757,154	408,610
Purchase of premises and equipment	(390,180)	(386,289)
Net cash provided by investing activities	(54,839,398)	14,663,713

FINANCING ACTIVITIES
Increase (decrease) in deposits, net	4,599,093	(6,265,826)
Repayment of Federal Home Loan Bank advances - long-term	(3,500,000)	(5,591,302)
Proceeds of Federal Home Loan Bank advances - long-term	37,000,000	-
Increase in advances by borrowers for taxes and insurance, net	364,259	3,472
Purchase of treasury stock	-	(15,361)
Purchase of stock for restricted stock plan trust	(694,418)	-
Net proceeds from the issuance of common stock	-	15,117,824
Purchase of common stock in connection with ESOP	-	(1,093,544)
Net cash provided by financing activities	37,768,934	2,155,263

Increase (decrease) in cash and cash equivalents	(9,297,346)	7,645,468

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,061,666	17,416,198

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,764,320	$25,061,666

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,508,617	$2,736,889
Income taxes	454,192	235,000
Non-cash transactions:
Loans transferred to other real estate owned	236,889	332,780
Deferred offering costs	-	1,641,263
Transfers from loans to other repossessed assets	75,958	-

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

The Bank was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through seven offices located in the Greater Philadelphia area. As of December 31, 2013, the Bank was subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Investment Securities (Continued)

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and whether or not the Company intends to sell the security or whether its more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2013 or 2012.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by a charge against income. Gains and losses on sales of loans held for sale are included in noninterest income. Loans held for sale at December 31, 2013 and 2012, were approximately $6,142,968 and $12,060,174.

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

The FDIC indemnification asset is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the assets are sold. The fair value of the FDIC indemnification asset is estimated using the present value of cash flows related to the loss-share agreements based on the expected reimbursements for losses and the applicable loss-share percentages.

F - 9

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FDIC Indemnification Asset (Continued)

The Company reviews and updates the fair value of the asset prospectively, on a quarterly basis, as loss estimates related to covered loans change. Decreases in the amount expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC indemnification asset for the estimated amount to be reimbursed. Increases in the amount expected to be collected result in the reversal of any previously recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC indemnification asset, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded.

The ultimate realization of the FDIC indemnification asset depends on the performance of the underlying covered assets, the passage of time, and claims paid by the FDIC. The accretion of the FDIC receivable discount is recorded in noninterest expense using the level yield method over the estimated life of the receivable.

Pursuant to the clawback provisions of the loss-share agreement for the Company’s FDIC-assisted acquisition, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the loss-share agreement. The amount of the clawback provision for the acquisition is included in the FDIC indemnification asset in the accompanying Consolidated Balance Sheet and is measured at fair value. It is calculated as the difference between management’s estimated losses on covered loans and the loss threshold contained in the loss-share agreement, multiplied by the applicable clawback provisions contained in the loss-share agreement. This clawback amount which is payable to the FDIC upon termination of the applicable loss-share agreement is discounted back to net present value. To the extent that actual losses on covered loans are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-share agreements will increase. To the extent that actual losses on covered loans are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-share agreements will decrease.

Changes in the FDIC indemnification asset during the years ended December 31, 2013 and 2012, are as follows:

	Year Ended December 31,
	2013	2012

Balance at the beginning of year	$4,234,931	$5,218,506
Cash payments received or receivable due from the FDIC	(757,154)	(408,610)
Increase in FDIC share of estimated losses	-	-
Net amortization	(962,490)	(574,965)

Balance at the end of year	$2,515,287	$4,234,931

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

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Statement of Income. In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

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

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is composed exclusively of net unrealized holding gains (losses) on its available-for-sale securities portfolio. The Company has reported the effects of other comprehensive income on the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012.

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period. The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date. For the years ended December 31, 2013 and 2012, the Bank recorded $7,383 and $89,593 in expense related to share-based awards.

For purposes of computing compensation expense, the Bank estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2013: (1) no dividends were expected; (2) risk-free interest rates of 2.880 percent; (3) expected volatility of 22 percent; and (4) expected lives of options of ten years. There were no stock options granted in 2012.

The weighted- average fair value of stock options granted for 2013 was $3.05. There were no options exercised during 2013 or 2012.

Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

F - 13

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This Update did not have a significant impact on the Company’s financial statements.

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

F - 14

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update is not expected to have a significant impact on the Company’s financial statements.

F - 15

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

2.	EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net loss as presented on the Consolidated Statement of Income will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Year Ended December 31,
	2013	2012

Weighted-average common shares outstanding	3,511,276	3,657,607
Average unearned nonvested shares	(6,988)	(2,679)
Average unallocated shares held by ESOP	(209,850)	(110,148)
Average treasury stock shares	-	(144,875)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,294,438	3,399,905

At December 31, 2013, there were options to purchase 145,124 shares of common stock at a price of $10.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2012, there were 9,140 shares of restricted stock outstanding at a price of $8.44 per share and options to purchase 171,386 shares of common stock at a price of $8.44 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

F - 16

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$2,090,446	$144,110	$-	$2,234,556
Freddie Mac	66,483	3,888	-	70,371
Government National Mortgage Association	555,967	62,546	(2)	618,511
Collateralized mortgage obligations - government-sponsored entities	1,456,804	36,332	(22,930)	1,470,206
Total mortgage-backed securities	4,169,700	246,876	(22,932)	4,393,644
Corporate securities	10,700,760	199,172	(22,571)	10,877,361
Total debt securities	$14,870,460	$446,048	$(45,503)	$15,271,005

Held to maturity
Mortgage-backed securities:
Fannie Mae	$37,615,390	$1,073,752	$(314,531)	$38,374,611
Freddie Mac	13,704,395	187,302	(389,539)	13,502,158
Total mortgage-backed securities	$51,319,785	$1,261,054	$(704,070)	$51,876,769

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$3,361,216	$264,117	$-	$3,625,333
Freddie Mac	128,634	9,158	-	137,792
Government National Mortgage Association	693,893	100,342	-	794,235
Collateralized mortgage obligations - government-sponsored entities	2,166,686	69,368	(26,021)	2,210,033
Total mortgage-backed securities	6,350,429	442,985	(26,021)	6,767,393
Corporate securities	9,170,995	240,789	(39,895)	9,371,889
Total debt securities	$15,521,424	$683,774	$(65,916)	$16,139,282

Held to maturity
Mortgage-backed securities:
Fannie Mae	$44,893,424	$2,510,301	$-	$47,403,725
Freddie Mac	13,712,066	499,891	-	14,211,957
Total mortgage-backed securities	$58,605,490	$3,010,192	$-	$61,615,682

F - 17

3.	INVESTMENT SECURITIES (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$10,051,822	$(314,531)	$-	$-	$10,051,822	$(314,531)
Freddie Mac	7,797,111	(389,539)	-	-	7,797,111	(389,539)
Government National Mortgage Association	2,924	(2)	-	-	2,924	(2)
Collateralized mortgage obligations - government-sponsored entities	241,892	(9,714)	131,156	(13,216)	373,048	(22,930)
Total mortgage-backed securities	18,093,749	(713,786)	131,156	(13,216)	18,224,905	(727,002)
Corporate securities	2,484,955	(18,866)	496,295	(3,705)	2,981,250	(22,571)

Total	$20,578,704	$(732,652)	$627,451	$(16,921)	$21,206,155	$(749,573)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Collateralized mortgage obligations - government-sponsored entities	$445,009	$(19,122)	$248,884	$(6,899)	$693,893	$(26,021)
Total mortgage-backed securities	445,009	(19,122)	248,884	(6,899)	693,893	(26,021)
Corporate securities	980,450	(4,065)	964,170	(35,830)	1,944,620	(39,895)

Total	$1,425,459	$(23,187)	$1,213,054	$(42,729)	$2,638,513	$(65,916)

The Company reviews its position quarterly and has asserted that at December 31, 2013 and 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 24 positions that were temporarily impaired at December 31, 2013. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

F - 18

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at December 31, 2013 and 2012, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2013	Cost	Value	Cost	Value

Due within one year	$2,465,286	$2,500,325	$-	$-
Due after one year through five years	7,995,703	8,166,269	-	-
Due after five years through ten years	1,950,223	2,021,860	10,623,891	10,983,115
Due after ten years	2,459,248	2,582,551	40,695,894	40,893,654

Total	$14,870,460	$15,271,005	$51,319,785	$51,876,769

There were no sales of securities during the years ended December 31, 2013 and 2012.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2013	2012
Mortgage loans:
One-to-four family	$167,233,407	$101,792,670
Multi-family and commercial	10,563,787	8,501,233
	177,797,194	110,293,903
Home equity loans	2,365,094	2,489,433
Home equity lines of credit ("HELOCs")	512,749	1,852,532
Education loans	1,806,132	2,228,512
Other consumer loans	771	1,629
Noncovered loans purchased	828,874	899,066
Covered loans	16,523,106	21,259,962
	199,833,920	139,025,037
Less:
Net deferred loan (costs) fees	(117,322)	222,704
Allowance for loan losses	1,378,013	1,507,770

Total	$198,573,229	$137,294,563

The components of covered loans by portfolio class as of December 31, 2013 and 2012 were as follows:

	December 31,	December 31,
	2013	2012
Mortgage loans:
One-to-four family	$9,812,449	$11,652,568
Multi-family and commercial	6,553,786	9,577,938
	16,366,235	21,230,506
Commercial	156,871	29,456

Total loans	$16,523,106	$21,259,962

F - 19

4.	LOANS RECEIVABLE (Continued)

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	December 31, 2013		December 31, 2012
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	with Specific	Evidence of	with Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$1,284,523	$26,718,512	$2,505,032	$35,002,493

Carrying amount, net of allowance	775,149	16,576,831	982,086	21,176,942

Allowances for loan losses of $20,805 were reversed in 2012, as well as a reduction of $52,465 through charge offs. There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2013 and 2012.

Changes in the accretable yield for acquired loans were as follows for the years ended December 31, 2013 and 2012:

	2013	2012
	Acquired Loans		Acquired Loans
	Without Specific	Acquired Loans	Without Specific
	Evidence of	with Specific	Evidence of
	Deterioration in	Evidence of	Deterioration in
	Credit Quality	Deterioration in	Credit Quality
	(ASC 310-30	Credit Quality	(ASC 310-30
	Analogized)	(ASC 310-30)	Analogized)

Balance at beginning of period	$11,044,664	$48,637	$8,680,970
Reclassifications and other	(1,771,565)	-	3,878,068
Accretion	(1,481,877)	(48,637)	(1,514,374)

Balance at end of period	$7,791,222	$-	$11,044,664

The $1,481,877 and $1,563,011 recognized as accretion represents the interest income earned on these loans for the years ended December 31, 2013 and 2012, respectively. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $549,840 and $4,563,226 of reclassifications from nonaccretable discounts to accretable discounts in 2013 and 2012, respectively. The remaining $(2,321,405) and $(685,158) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the periods ended December 31, 2013 and 2012, respectively.

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at December 31, 2013 and 2012, is dependent upon the local economic conditions.

Mortgage loans serviced by the Company for others amounted to $29,431,422 and $33,514,503 at December 31, 2013 and 2012, respectively.

F - 20

4.	LOANS RECEIVABLE (Continued)

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. A summary of loan activity for those officers and directors for the year ended December 31, 2013, is as follows:

December 31,		Amounts	December 31,
2012	Additions	Collected	2013

$3,312,901	$3,771,444	$851,711	$6,232,634

5.	ALLOWANCE FOR LOAN LOSSES

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one-to-four family real estate, multi-family and commercial real estate, commercial loans, home equity loans, home equity lines of credit, and education and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to nonclassified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies and classifications
•	Trends in volume and terms
•	Changes in collateral
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.

F - 21

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at December 31, 2013 and 2012. At December 31, 2013 and 2012, there is no allowance for loan losses related to loans covered by loss-share agreements with the FDIC.

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses, and recorded investment in loans by portfolio segment and based on impairment method as of and for the years ended December 31, 2013 and 2012:

	December 31, 2013
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Unallocated	Total

Beginning balance	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$-	$1,507,770

Provision (credit) for loan losses	670,608	(215,330)	-	3,523	109,305	(3,292)	9,003	573,817
		-
Charge-offs	(439,894)	(111,187)	-	(12,718)	(139,775)	-	-	(703,574)

Recoveries	-	-	-	-	-	-	-	-

Net (charge-offs) recoveries	(439,894)	(111,187)	-	(12,718)	(139,775)	-	-	(703,574)

Allowance at end of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Ending balance	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$897,721	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,367,143

Ending balance: loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance	$177,045,856	$17,117,573	$156,871	$2,365,094	$512,749	$2,635,777	$-	$199,833,920

Ending balance: individually evaluated for impairment	$2,615,630	$496,165	$-	$-	$-	$-	$-	$3,111,795

Ending balance: collectively evaluated for impairment	$164,617,777	$10,067,622	$-	$2,365,094	$512,749	$1,806,903	$-	$179,370,145

Ending balance: loans acquired with deteriorated credit quality	$9,812,449	$6,553,786	$156,871	$-	$-	$828,874	$-	$17,351,980

F - 22

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2012
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Total

Allowance for loan losses:

Beginning balance	$611,280	$618,233	$-	$19,304	$8,835	$21,356	$1,279,008

Provision (credit) for loan losses	434,262	554,045	-	(5,379)	24,557	(10,206)	997,279

Charge-offs	(369,444)	(407,037)	-	-	-	-	(776,481)

Recoveries	1,779	6,185	-	-	-	-	7,964

Net (charge-offs) recoveries	(367,665)	(400,852)	-	-	-	-	(768,517)

Allowance at end of period	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770

Ending balance	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$1,507,770

Ending balance: individually evaluated for impairment	$39,640	$-	$-	$-	$-	$-	$39,640

Ending balance: collectively evaluated for impairment	$638,237	$771,426	$-	$13,925	$33,392	$11,150	$1,468,130

Ending balance: loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:

Ending balance	$113,445,238	$18,079,171	$29,456	$2,489,433	$1,852,532	$3,129,207	$139,025,037

Ending balance: individually evaluated for impairment	$1,628,519	$1,125,968	$-	$-	$-	$-	$2,754,487

Ending balance: collectively evaluated for impairment	$100,164,151	$7,375,265	$-	$2,489,433	$1,852,532	$2,230,141	$114,111,522

Ending balance: loans acquired with deteriorated credit quality	$11,652,568	$9,577,938	$29,456	$-	$-	$899,066	$22,159,028

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the years ended December 31, 2013 and 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Credit Quality Information (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$12,652,301	$156,871	$11,955,576	$29,456
Special Mention	2,084,231	-	2,645,840	-
Substandard	2,381,041	-	3,477,755	-
Doubtful	-	-	-	-
Ending balance	$17,117,573	$156,871	$18,079,171	$29,456

For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due. The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2013 and 2012:

	December 31, 2013
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$174,403,839	$2,365,094	$512,749	$1,697,342	$828,874
Nonperforming	2,642,017	-	-	109,561	-
Total	$177,045,856	$2,365,094	$512,749	$1,806,903	$828,874

	December 31, 2012
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$111,617,358	$2,479,104	$1,852,532	$2,077,866	$798,905
Nonperforming	1,827,880	10,329	-	152,275	100,161
Total	$113,445,238	$2,489,433	$1,852,532	$2,230,141	$899,066

F - 24

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The following table presents an aging analysis of the recorded investment of past-due loans.

	December 31, 2013
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$1,079,037	$505,505	$2,642,017	$4,226,559	$172,819,297	$177,045,856	$-
Multi-family and commercial real estate	405,877	-	110,501	516,378	16,601,195	17,117,573	-
Commercial	-	-	-	-	156,871	156,871	-
Home equity	-	-	-	-	2,365,094	2,365,094	-
HELOCs	-	-	-	-	512,749	512,749	-
Education and other consumer	19,679	56,177	109,561	185,417	1,621,486	1,806,903	-
Noncovered loans purchased	875	-	-	875	827,999	828,874	-
Total	$1,505,468	$561,682	$2,862,079	$4,929,229	$194,904,691	$199,833,920	$-

	December 31, 2012
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$941,721	$55,802	$1,827,880	$2,825,403	$110,619,835	$113,445,238	$-
Multi-family and commercial real estate	637,442	-	1,484,495	2,121,937	15,957,234	18,079,171	-
Commercial	-	-	-	-	29,456	29,456	-
Home equity	-	-	10,329	10,329	2,479,104	2,489,433	-
HELOCs	-	-	-	-	1,852,532	1,852,532	-
Education and other consumer	46,422	41,691	152,275	240,388	1,989,753	2,230,141	-
Noncovered loans purchased	-	-	100,161	100,161	798,905	899,066	-
Total	$1,625,585	$97,493	$3,575,140	$5,298,218	$133,726,819	$139,025,037	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

F - 25

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Nonaccrual Loans (Continued)

On the following table are the loans on nonaccrual status as of December 31, 2013 and 2012. The balances are presented by class of loans.

	December 31,	December 31,
	2013	2012

One-to-four family real estate	$2,642,017	$1,827,880
Multi-family and commercial real estate	110,501	1,484,495
Home equity	-	10,329
Education and other consumer	109,561	152,275
Noncovered loans purchased	-	100,161
Total	$2,862,079	$3,575,140

Interest income on loans would have increased by approximately $131,892 and $121,717 during the years ended December 31, 2013 and 2012, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$2,857,990	$3,331,488	$-	$2,338,757	$19,593
Multi-family and commercial real estate	775,984	984,402	-	855,093	40,837
Commercial	-	134,258	-	-	6,237
Home equity	-	-	-	6,706	-

With an allowance recorded:
One-to-four family real estate	$691,815	$691,815	$10,870	$830,258	$31,497

Total:
One-to-four family real estate	$3,549,805	$4,023,303	$10,870	$3,169,015	$51,090
Multi-family and commercial real estate	775,984	984,402	-	855,093	40,837
Commercial	-	134,258	-	-	6,237
Home equity	-	-	-	6,706	-

F - 26

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans (Continued)

	December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$701,324	$837,806	$-	$489,509	$116
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790

With an allowance recorded:
One-to-four family real estate	$927,195	$936,739	$39,640	$944,346	$28,304

Total:
One-to-four family real estate	$1,628,519	$1,774,545	$39,640	$1,433,855	$28,420
Multi-family and commercial real estate	1,405,787	1,867,431	-	1,107,636	56,790

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

Loan modifications that are considered troubled debt restructurings completed during the years ended December 31, 2013 and 2012, were as follows:

	December 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	2	$196,405	$181,513
Total	2	$196,405	$181,513

	December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	1	$37,005	$37,005
Multi-family and commercial real estate	3	822,855	822,855
Total	4	$859,860	$859,860

There were no troubled debt restructurings modified during 2013 and 2012 that subsequently defaulted during the years ended December 31, 2013 and 2012, respectively.

F - 27

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2013	2012

Land	$99,169	$99,169
Buildings	7,209,435	7,204,585
Furniture, fixtures, and equipment	3,164,872	2,876,643
	10,473,476	10,180,397
Less accumulated depreciation	5,685,294	5,264,158

Total	$4,788,182	$4,916,239

Depreciation expense amounted to $470,774 and $447,135 for the years ended December 31, 2013 and 2012, respectively.

7.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	December 31,
	2013		2012
	Amount	%	Amount	%

Noninterest-bearing demand	$5,724,923	2.84%	$7,611,053	3.87%
NOW accounts	14,685,650	7.30	13,888,098	7.06
Money market deposit	36,771,038	18.27	39,842,088	20.25
Savings	30,385,019	15.09	30,093,442	15.30
	87,566,630	43.50	91,434,681	46.48

Time deposits:
0.01 - 0.99%	36,559,351	18.15	34,107,437	17.34
1.00 - 1.99%	46,621,066	23.16	42,747,040	21.73
2.00 - 3.99%	30,575,292	15.19	26,201,683	13.32
4.00 - 5.99%	-	-	2,232,405	1.13
	113,755,709	56.50	105,288,565	53.52

Total	$201,322,339	100.00%	$196,723,246	100.00%

The scheduled maturities of time deposits are as follows:

December
2013

One year or less	$41,424,108
More than one year to two years	12,323,245
More than two years to three years	15,592,686
More than three years to four years	18,402,989
More than four years	26,012,681
Total	$113,755,709

Time deposits include those in denominations of $100,000 or more. Such deposits aggregated $53,064,360 and $40,899,594 at December 31, 2013 and 2012, respectively.

F - 28

7.	DEPOSITS (Continued)

The scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2013, are as follows:

December
2013

Within three months	$3,550,552
Three through six months	5,563,962
Six through twelve months	7,735,869
Over twelve months	36,213,977

Total	$53,064,360

Interest expense by deposit category is as follows:

	Year Ended December 31,
	2013	2012

NOW accounts	$29,987	$66,216
Money market deposit	152,656	222,677
Savings	81,415	94,386
Time deposits	1,391,210	1,561,187

Total	$1,655,268	$1,944,466

8.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated Interest
	Maturity Range		Average	Rate Range		At December 31,
Description	From	To	Interest Rate	From	To	2013	2012

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	$17,000,000
Fixed rate	06/01/15	10/12/21	2.41	1.76	3.23	37,000,000	6,500,000
Mid-term repo fixed	06/20/16	06/24/16	1.13	1.06	1.17	5,000,000	2,000,000

	Total					$59,000,000	$25,500,000

Payments of FHLB borrowings are summarized as follows:

	December 31, 2013
		Weighted-
December 31,	Amount	Average Rate

2015	$3,000,000	1.76%
2016	7,000,000	1.42
2018	28,000,000	2.62
2019	8,000,000	2.51
2020	9,000,000	2.83
2021	4,000,000	3.21
Total	$59,000,000	2.49%

At December 31, 2013, the Company had three convertible select borrowings, fifteen fixed-rate borrowings, and two mid-term repo fixed borrowings. These borrowings mature from June 2015 through October 2021. All borrowings require quarterly payments of interest only. The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

F - 29

8.	FHLB ADVANCES – LONG-TERM (Continued)

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances. In addition, the Company has a maximum borrowing capacity of $137.1 million with the FHLB at December 31, 2013.

9.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2013	2012

Current tax expense	$526,068	$288,042
Deferred taxes	(645,873)	(449,481)

Total	$(119,805)	$(161,439)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$467,409	$510,658
Deferred compensation	1,283,877	1,218,599
Deferred health care	67,143	67,361
State net operating loss carryforward	54,709	140,730
Charitable contribution carryforward	-	12,959
Goodwill	248,153	266,212
Premises and equipment	27,518	-
Other	173,903	91,673
Total gross deferred tax assets	2,322,712	2,308,192
Valuation allowance	(54,709)	(153,689)
Total net deferred tax assets	2,268,003	2,154,503

Deferred tax liabilities:
Prepaid insurance	85,451	55,333
Deferred gain on FDIC-assisted acquisition	908,665	1,445,859
Premises and equipment	-	25,297
Net unrealized gain on securities	136,185	210,072
Total gross deferred tax liabilities	1,130,301	1,736,561

Net deferred tax assets	$1,137,702	$417,942

The valuation allowance as of December 31, 2013 and 2012, consisted of a 100 percent allowance against specific deferred tax assets. These deferred tax assets are subject to expiration periods ranging from three years to five years. It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration. These deferred tax assets consist of the Pennsylvania Mutual Thrift tax loss carryforward and the charitable contribution carryforward. A valuation allowance was not established at December 31, 2013 and 2012, for the remaining deferred tax assets, in view of certain tax strategies, coupled with the anticipated future taxable income.

F - 30

9.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013		2012
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income
Provision at statutory rate	$(124,239)	(34.0)%	$(157,014)	(34.0)%
Tax-exempt income	(8,119)	(2.2)	(13,662)	(3.0)
Valuation allowance	(13,318)	(3.6)	(22,150)	(4.8)
Other, net	25,871	7.0	31,387	6.8
Actual tax expense and effective rate	$(119,805)	(32.8)%	$(161,439)	(35.0)%

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2010.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In the normal course of business, management makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements, as deemed necessary, in compliance with lending policy guidelines. Generally, collateral, usually in the form of real estate, is required to support financial instruments with credit risk.

F - 31

10.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments (Continued)

The off-balance sheet commitments consisted of the following:

	December 31,
	2013	2012
Commitments to extend credit	$5,128,782	$8,010,532
Unused lines of credit	4,484,253	4,568,870
Letters of credit	-	14,756

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 2.50 percent to 4.88 percent at December 31, 2013. The commitments outstanding at December 31, 2013, contractually mature in less than one year.

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

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The Plan may be terminated at any time at the discretion of the Board of Directors. There was no contribution made to the profit-sharing portion of the Plan for the years ended December 31, 2013 and 2012.

The Plan includes provisions to include employee and employer 401(k) contributions. Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Company contributions for the 401(k) plan were $227,364 and $204,725 for the years ended December 31, 2013 and 2012, respectively.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $179,602 and $128,245 for the years ended December 31, 2013 and 2012, respectively.

F - 32

11.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

The following table presents the components of the ESOP shares:

	December 31,
	2013	2012

Allocated shares	75,572	56,446

Unreleased shares	200,542	219,668

Total ESOP shares	276,114	276,114

Fair value of unreleased shares	$1,983,360	$1,768,327

Equity Incentive Plan

Employees and non-employee corporate directors are eligible to receive awards of restricted stock and options based upon performance related requirements. Awards granted are in the form of the Company’s common stock and options to purchase stock and are subject to certain vesting requirements including continuous employment or service with the Company. The Company has authorized 520,294 and 239,029 shares of the Company’s common stock under the 2007 Equity Incentive Plan and the 2013 Equity Incentive Plan, respectively. The plans assist the Company in attracting, retaining, and motivating employees and non-employee directors to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

Restricted Stock Plan

In connection with the 2013 Equity Incentive Plan, the Company awarded 61,464 shares of restricted stock to directors and officers of the Company on November 9, 2013. These shares vest over a five-year period ending in 2018. Compensation expense related to the vesting of shares was $11,667 and $77,155 for the years ended December 31, 2013 and 2012.

Weighted-
Average
	Number of	Grant Date
	Restricted Stock	Fair Value

Nonvested at December 31, 2012	-	$-
Granted	61,464	10.25
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2013	61,464	$10.25

Stock Option Plan

The 2007 and 2013 Equity Incentive Plans provide for granting incentive options to key officers and other employees of the Company and nonqualified stock options to non-employee directors of the Company. A total of 180,407 and 170,735 shares, respectively, of the 2007 and 2013 plans of either authorized and unissued shares or authorized shares or authorized shares issued by and subsequently reacquired by the Bank as treasury stock shall be issuable under the plans. The plans shall terminate after the tenth anniversary of the plan. The per shares’ exercise price of any option granted will not be less than the fair market value of a share of common stock on the date the option is granted. The options granted are vested over various time periods and are determined at the time of grant.

F - 33

11.	EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table is a summary of the Company’s stock option activity and related information for its option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	December 31,	Exercise	Contractual	Intrinsic
	2013	Price	Term (in years)	Value

Outstanding, beginning	171,386	$8.44	4.64	-
Granted	145,124	10.25	9.88	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, ending	316,510	$9.27	6.50	248,510
Vested and exercisable at period-end	171,386	$8.44	3.64	248,510

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2013:

Weighted-
Average
	Number of	Grant Date
	Stock Options	Fair Value

Nonvested at December 31, 2012	-	$-
Granted	145,124	10.25
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2013	145,124	$10.25

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,264,244 and $4,240,364 at December 31, 2013 and 2012, respectively. The Plan provides that death benefits totaling $6.0 million at December 31, 2013, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At December 31, 2013 and 2012, $1,843,021 and $1,755,140, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $626,627 and $596,748, respectively, are recognized in the financial statements.

F - 34

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

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	December 31,
	2013	2012

Components of net periodic benefit cost:
Service cost	$97,593	$140,520
Interest cost	109,697	109,697

Net periodic benefit cost	$207,290	$250,217

12.	REGULATORY RESTRICTIONS

Federal Reserve Cash Requirements

The Bank is required to maintain average cash reserve balance in vault cash or with the Federal Reserve Bank. There was no restricted cash reserve balance at December 31, 2013.

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes, as of December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013 and 2012, the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier I risk-based, Core capital, and Tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

F - 35

12.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital.

	December 31,
	2013	2012

Total stockholders' equity	$34,273,600	$34,584,049
Accumulated other comprehensive income	(264,360)	(407,786)

Tier I, core, and tangible capital	34,009,240	34,176,263

Qualifying allowance for loan losses	1,378,013	1,507,770

Total risk-based capital	$35,387,253	$35,684,033

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2013		2012
	Amount	Ratio	Amount	Ratio

Total capital
(to risk-weighted assets)

Actual	$35,387,253	22.46%	$35,684,033	27.88%
For capital adequacy purposes	12,602,720	8.00	10,238,960	8.00
To be well capitalized	15,753,400	10.00	12,798,700	10.00

Tier I capital
(to risk-weighted assets)

Actual	$34,009,240	21.59%	$34,176,263	26.70%
For capital adequacy purposes	6,301,360	4.00	5,119,480	4.00
To be well capitalized	9,452,040	6.00	7,679,220	6.00

Core capital
(to adjusted assets)

Actual	$34,009,240	11.12%	$34,176,263	12.82%
For capital adequacy purposes	12,213,338	4.00	10,665,806	4.00
To be well capitalized	15,266,673	5.00	13,332,257	5.00

Tangible capital
(to adjusted assets)

Actual	$34,009,240	11.12%	$34,176,263	12.82%
For capital adequacy purposes	6,106,669	1.50	5,345,257	1.50
To be well capitalized	N/A	N/A	N/A	N/A

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

F - 36

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of December 31, 2013 and 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$4,393,644	$-	$4,393,644
Corporate securities	-	10,877,361	-	10,877,361
	$-	$15,271,005	$-	$15,271,005

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$6,767,393	$-	$6,767,393
Corporate securities	-	9,371,889	-	9,371,889
	$-	$16,139,282	$-	$16,139,282

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012, are as follows:

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$4,314,919	$4,314,919
Other real estate owned	-	-	267,789	267,789

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$2,994,666	$2,994,666
Other real estate owned	-	-	171,826	171,826

F - 37

13.	FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2013
	Quantitative Information About Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
	Estimate	Techniques	Input	Range	Average

Impaired loans	$2,209,136	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%	10%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,105,783	Discounted	Discount rates	5% to 8%	7%
		cash flows

Other real estate owned	267,789	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	3%
			Liquidation
			expenses (2)	0% to 6%	6%

	December 31, 2012
	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
	Estimate	Techniques	Input	Range	Average

Impaired loans	$2,994,666	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%	24%
			Liquidation
			expenses (2)	0% to 6%	6%

	1,400,991	Discounted	Discount rates	5% to 8%	6%
		cash flows

Other real estate owned	171,826	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	11%
			Liquidation
			expenses (2)	0% to 6%	4%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

F - 38

13.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at
	December 31, 2013
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$15,764,320	$15,764,320	$15,764,320	$-	$-
Investment securities:
Available for sale	15,271,005	15,271,005	-	15,271,005	-
Held to maturity	51,319,785	51,876,769	-	51,876,769	-
Loans held for sale	6,142,968	6,142,968	6,142,968	-	-
Net loans receivable	198,573,229	193,502,554	-	-	193,502,554
Accrued interest receivable	796,294	796,294	796,294	-	-
Federal Home Loan Bank stock	3,675,000	3,675,500	3,675,500	-	-
Bank-owned life insurance	4,624,244	4,264,244	4,264,244	-	-
FDIC idemnification asset	2,515,287	2,515,287	-	-	2,515,287

Financial liabilities:
Deposits	$201,322,336	$204,450,621	$87,566,631	$-	$116,883,990
FHLB advances - long-term	59,000,000	60,392,400	-	-	60,392,400
Advances by borrowers for taxes and insurance	1,306,823	1,306,823	1,306,823	-	-
Accrued interest payable	145,434	145,434	145,434	-	-

	Fair Value Measurements at
	December 31, 2012
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$25,061,666	$25,061,666	$25,061,666	$-	$-
Investment securities
Available for sale	16,139,282	16,139,282	-	16,139,282	-
Held to maturity	58,605,490	61,615,682	-	61,615,682	-
Loans held for sale	12,060,174	12,060,174	12,060,174	-	-
Net loans receivable	137,294,563	143,651,214	-	-	143,651,214
Accrued interest receivable	815,473	815,473	815,473	-	-
Federal Home Loan Bank stock	2,607,600	2,607,600	2,607,600	-	-
Bank-owned life insurance	4,240,364	4,240,364	4,240,364	-	-
FDIC idemnification asset	4,234,931	4,234,931	-	-	4,234,931

Financial liabilities:
Deposits	$196,723,246	$198,186,758	$91,434,681	$-	106,752,077
FHLB advance - long-term	25,500,000	27,392,100	-	-	27,392,100
Advances by borrowers for taxes and insurance	942,564	942,564	942,564	-	-
Accrued interest payable	64,760	64,760	64,760	-	-

F - 39

13.	FAIR VALUE MEASUREMENTS (Continued)

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

F - 40

13.	FAIR VALUE MEASUREMENTS (Continued)

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

F - 41

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the years ended December 31, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (1)
	Unrealized
	Gains (Losses)
	on Securities
	Available for Sale	Total

Balance at December 31, 2011	$303,657	$303,657

Other comprehensive income before reclassifications	104,129	104,129

Period change	104,129	104,129

Balance at December 31, 2012	$407,786	$407,786

Balance at December 31, 2012	$407,786	$407,786
Other comprehensive income before reclassifications	(143,426)	(143,426)

Period change	(143,426)	(143,426)

Balance at December 31, 2013	$264,360	$264,360

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the years ended December 31, 2013 and 2012.

F - 42

15.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	December 31,
	2013	2012

ASSETS
Cash	$6,666,469	$6,487,336
Loans receivable	1,874,324	1,810,810
Investment in subsidiary	32,399,276	32,773,239
Other assets	59,992	133,745

TOTAL ASSETS	$41,000,061	$41,205,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$699,572	$19,844
Stockholders' equity	40,300,489	41,185,286

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,000,061	$41,205,130

CONDENSED STATEMENT OF INCOME (LOSS)

	Year Ended December 31,
	2013	2012

INCOME
ESOP loan interest income	$112,770	$89,256
Investment income	27,935	3,056
Total income	140,705	92,312

EXPENSES	238,565	222,454

Loss before income tax benefit	(97,860)	(130,142)
Income tax benefit	(19,279)	(24,462)

Loss before equity in undistributed loss of subsidiary	(78,581)	(105,680)
Equity in undistributed loss of subsidiary	(167,024)	(194,685)

NET LOSS	$(245,605)	$(300,365)

COMPREHENSIVE LOSS	$(389,031)	$(196,236)

F - 43

14.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(245,605)	$(300,365)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Equity in undistributed loss of subsidiary	167,024	194,685
Stock compensation expense	198,652	294,993
Other, net	753,480	(23,359)
Net cash provided by operating activities	873,551	165,954

INVESTING ACTIVITIES
Capital contribution in subsidiary Bank	-	(7,312,780)
Net cash used for investing activities	-	(7,312,780)

FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	-	14,557,057
Purchase of common stock in connection with ESOP	-	(1,093,544)
Purchase of stock for restricted stock plan trust	(694,418)	-
Purchase of treasury stock	-	(15,361)
Net cash (used for) provided by financing activities	(694,418)	13,448,152

Increase in cash	179,133	6,301,326

CASH AT BEGINNING OF PERIOD	6,487,336	186,010

CASH AT END OF PERIOD	$6,666,469	$6,487,336

F - 44