Form 10-Q
period 2014-03-31
Polonia Bancorp Inc
filed 2014-05-13
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 6, 2014, there were 3,407,776 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$2,286,417	$1,792,837
Interest-bearing deposits with other institutions	11,673,995	13,971,483
Cash and cash equivalents	13,960,412	15,764,320

Investment securities available for sale	14,915,523	15,271,005
Investment securities held to maturity (fair value of $51,749,847 and $51,876,769)	50,873,304	51,319,785
Loans held for sale	7,236,314	6,142,968
Loans receivable	181,390,818	183,428,136
Covered loans	16,108,823	16,523,106
Total loans	197,499,641	199,951,242
Less: allowance for loan losses	1,381,706	1,378,013
Net loans	196,117,935	198,573,229
Accrued interest receivable	853,891	796,294
Federal Home Loan Bank stock	3,661,300	3,675,500
Premises and equipment, net	4,693,702	4,788,182
Bank-owned life insurance	4,266,146	4,264,244
FDIC indemnification asset	2,188,462	2,515,287
Other assets	3,174,798	2,471,754
TOTAL ASSETS	$301,941,787	$305,582,568

LIABILITIES
Deposits	$198,835,235	$201,322,339
FHLB advances – long term	59,000,000	59,000,000
Advances by borrowers for taxes and insurance	968,574	1,306,823
Accrued interest payable	158,757	145,434
Other liabilities	3,082,394	3,507,483
TOTAL LIABILITIES	262,044,960	265,282,079

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,466,276 and 3,511,276 shares issued)	34,663	35,113
Additional paid-in-capital	26,405,988	26,795,498
Retained earnings	14,823,443	14,853,884
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (195,759 and 200,542 shares)	(1,616,094)	(1,648,366)
Accumulated other comprehensive income	248,827	264,360
TOTAL STOCKHOLDERS’ EQUITY	39,896,827	40,300,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,941,787	$305,582,568

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months
	Ended March 31,
	2014	2013

INTEREST AND DIVIDEND INCOME
Loans receivable	$2,343,601	$2,050,998
Investment securities	440,541	496,477
Other interest and dividend income	44,041	4,818
Total interest and dividend income	2,828,183	2,552,293

INTEREST EXPENSE
Deposits	425,475	420,778
FHLB advances – long term	367,892	161,438
Advances by borrowers for taxes and insurance	948	2,727
Total interest expense	794,315	584,943

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	2,033,868	1,967,350
Provision for loan losses	15,000	88,817

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,018,868	1,878,533

NONINTEREST INCOME
Service fees on deposit accounts	30,687	30,821
Earnings on bank-owned life insurance	1,902	6,195
Gain on sale of loans, net	590,163	1,162,993
Rental income	70,502	74,858
Other	143,754	31,488
Total noninterest income	837,008	1,306,355

NONINTEREST EXPENSE
Compensation and employee benefits	1,582,296	1,994,045
Occupancy and equipment	409,006	348,941
Federal deposit insurance premiums	85,108	77,276
Data processing expense	112,032	98,651
Professional fees	128,333	157,352
Other	577,645	611,483
Total noninterest expense	2,894,420	3,287,748

Loss before income tax benefit	(38,545)	(102,860)
Income tax benefit	(8,104)	(37,079)

NET LOSS	$(30,441)	$(65,781)

EARNINGS PER SHARE – Basic and Diluted	$(0.01)	$(0.02)

See accompanying notes to the unaudited consolidated financial statements.

4

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net loss	$(30,441)	$(65,781)

Changes in net unrealized gain (loss) on investment securities available for sale	(23,535)	18,758

Tax effect	8,002	(6,377)

Total other comprehensive income (loss)	(15,533)	12,381

Total comprehensive loss	$(45,974)	$(53,400)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
					Unallocated	Other
	Common Stock		Additional	Retained	Shared Held	Comprehensive
	Shares	Amount	Paid-In- Capital	Earnings	by ESOP	Income	Total

Balance, December 31, 2013	3,511,276	$35,113	$26,795,498	$14,853,884	$(1,648,366)	$264,360	$40,300,489

Net loss				(30,441)			(30,441)
Other comprehensive loss, net						(15,533)	(15,533)
Stock options compensation expense			22,148				22,148
Allocation of unearned ESOP shares			6,059		32,272		38,331
Allocation of unearned RSP shares			30,333				30,333
Repurchase of stock	(45,000)	(450)	(448,050)				(448,500)

Balance, March 31, 2014	3,466,276	$34,663	$26,405,988	$14,823,443	$(1,616,094)	$248,827	$39,896,827

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(30,441)	$(65,781)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	15,000	88,817
Depreciation, amortization, and accretion	336,553	413,129
Proceeds from sale of loans	10,705,791	31,627,998
Net gain on sale of loans	(590,163)	(1,162,993)
Loans originated for sale	(11,208,974)	(29,923,630)
Gain on the sale of other real estate owned	-	(7,553)
Earnings on bank-owned life insurance	(1,902)	(6,195)
Deferred federal income taxes	(5,791)	(5,058)
Increase (decrease) in accrued interest receivable	(57,597)	6,447
Increase (decrease) in accrued interest payable	13,323	(2,004)
Decrease (increase) in accrued payroll and commissions	(425,202)	135,538
Compensation expense for stock options, ESOP and restricted stock	90,812	41,182
Other, net	(175,378)	(495,842)
Net cash (used for) provided by operating activities	(1,333,969)	644,055

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	336,430	671,624
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,789,611	4,334,707
Purchases	(1,383,038)	-
Decrease (increase) in loans receivable, net	1,512,139	(3,129,896)
Decrease in covered loans	420,636	1,675,701
Redemptions of Federal Home Loan Bank stock	14,200	285,800
Proceeds from the sale of other real estate owned	2,024	229,851
Payments received from FDIC under loss share agreement	133,990	180,589
Purchase of premises and equipment	(22,078)	(45,816)
Net cash provided by investing activities	2,803,914	4,202,560

FINANCING ACTIVITIES
Decrease in deposits, net	(2,487,104)	(1,480,094)
Repayment of Federal Home Loan Bank advance – long-term	-	(3,500,000)
Re-purchase of stock	(448,500)	-
Decrease in advances by borrowers for taxes and insurance, net	(338,249)	(251,783)
Net cash used for financing activities	(3,273,853)	(5,231,877)
Decrease in cash and cash equivalents	(1,803,908)	(385,262)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,764,320	25,061,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,960,412	$24,676,404

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$780,992	$586,947
Income taxes	400,000	300,000
Noncash items:
Loans transferred to other real estate owned	503,722	208,759

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

The Bank was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through five offices located in the Greater Philadelphia area. As of December 31, 2013, the Bank was subject to regulation by the Office of Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly owned subsidiaries, PBHMC (“PBMHC”), a Delaware investment company, and Community Abstract Agency, LLC (“CAA”). CAA provides title insurance on loans secured by real estate. All significant intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent Company’s financial statements is carried at the parent Company’s equity in the underlying net assets.

On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank (“Earthstar”), a state charted bank from the FDIC as receiver for Earthstar.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

Recent Accounting and Regulatory Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU became effective for the Company on January 1, 2014 and did not have a significant impact on the Company’s financial statements.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net income or consolidated stockholders’ equity.

2.	Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net loss as presented on the Consolidated Statement of Income will be used as the numerator.

The following table set forth the composition of the weighted-average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended
	March 31,
	2014	2013
Net Loss:	$(30,441)	$(65,781)
Weighted average number of shares issued	3,507,443	3,657,607
Less weighted average number of unearned ESOP shares	(197,406)	(216,694)
Less weighted average number of nonvested restricted stock awards	(58,426)	(2,679)
Weighted average shares outstanding basic	3,251,611	3,438,234
Weighted average shares outstanding diluted	3,251,611	3,438,234
Earnings per share:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)

Options to purchase 145,124 shares of common stock as of March 31, 2014, as well as 57,368 shares of restricted stock as of March 31, 2014, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,901,619	$126,902	$-	$2,028,521
Freddie Mac	58,544	3,480	-	62,024
Government National Mortgage Association	530,142	62,872	(1)	593,013
Collateralized mortgage obligations- government sponsored entities	1,341,458	31,846	(25,025)	1,348,279
Total mortgage-backed securities	3,831,763	225,100	(25,026)	4,031,837
Corporate securities	10,706,750	193,350	(16,414)	10,883,686

Total	$14,538,513	$418,450	$(41,440)	$14,915,523

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$37,619,335	$1,186,648	$(225,294)	$38,580,689
Freddie Mac	13,253,969	216,159	(300,970)	13,169,158
Total mortgage-backed securities	$50,873,304	$1,402,807	$(526,264)	$51,749,847

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$2,090,446	$144,110	$-	$2,234,556
Freddie Mac	66,483	3,888	-	70,371
Government National Mortgage Association	555,967	62,546	(2)	618,511
Collateralized mortgage obligations- government sponsored entities	1,456,804	36,332	(22,930)	1,470,206
Total mortgage-backed securities	4,169,700	246,876	(22,932)	4,393,644
Corporate securities	10,700,760	199,172	(22,571)	10,877,361

Total	$14,870,460	$446,048	$(45,503)	$15,271,005

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$37,615,390	$1,073,752	$(314,531)	$38,374,611
Freddie Mac	13,704,395	187,302	(389,539)	13,502,158
Total mortgage-backed securities	$51,319,785	$1,261,054	$(704,070)	$51,876,769

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$10,244,645	$(225,294)	$-	$-	$10,244,645	$(225,294)
Freddie Mac	7,675,865	(300,970)	-	-	7,675,865	(300,970)
Government National Mortgage Association	2,740	(1)	-	-	2,740	(1)
Collateralized mortgage obligations- government sponsored entities	387,284	(19,626)	134,961	(5,399)	522,245	(25,025)
Total mortgage-backed Securities	18,310,534	(545,891)	134,961	(5,399)	18,445,495	(551,290)
Corporate securities	1,741,210	(12,749)	496,335	(3,665)	2,237,545	(16,414)

Total	$20,051,744	$(558,640)	$631,296	$(9,064)	$20,683,040	$(567,704)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$10,051,822	$(314,531)	$-	$-	$10,051,822	$(314,531)
Freddie Mac	7,797,111	(389,539)	-	-	7,797,111	(389,539)
Government National Mortgage Association	2,924	(2)	-	-	2,924	(2)
Collateralized mortgage obligations- government sponsored entities	241,892	(9,714)	131,156	(13,216)	373,048	(22,930)
Total mortgage-backed Securities	18,093,749	(713,786)	131,156	(13,216)	18,224,905	(727,002)
Corporate securities	2,484,955	(18,866)	496,295	(3,705)	2,981,250	(22,571)

Total	$20,578,704	$(732,652)	$627,451	$(16,921)	$21,206,155	$(749,573)

The Company reviews its position quarterly and has determined that at March 31, 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 24 positions that were temporarily impaired at March 31, 2014. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$2,457,251	$2,473,593	$-	$-
Due after one year through five years	7,945,546	8,107,062	-	-
Due after five years through ten years	1,830,462	1,901,652	10,246,063	10,666,453
Due after ten years	2,305,254	2,433,216	40,627,241	41,083,394

Total	$14,538,513	$14,915,523	$50,873,304	$51,749,847

The Company had no sales of investment securities for the three month periods ended March 31, 2014 and 2013.

4.	Loans Receivable

Loans receivable consist of the following:

	March 31,	December 31,
	2014	2013
Mortgage Loans:
One-to-four family	$164,680,127	$167,233,407
Multi-family and commercial real estate	10,508,951	10,563,787
	175,189,078	177,797,194

Home equity loans	2,433,622	2,365,094
Home equity lines of credit (“HELOCs”)	1,080,220	512,749
Education loans	1,747,776	1,806,132
Other consumer loans	452	771
Non-covered consumer loans purchased	807,521	828,874
Covered loans	16,108,823	16,523,106
	197,367,492	199,833,920
Less:
Net deferred loan costs	(132,149)	(117,322)
Allowance for loan losses	1,381,706	1,378,013

Total	$196,117,935	$198,573,229

The components of covered loans by portfolio class as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Mortgage loans:
One-to-four family	$9,197,270	$9,812,449
Multi-family and commercial real estate	6,744,849	6,553,786
	15,942,119	16,366,235
Commercial	166,704	156,871
Total Loans	$16,108,823	$16,523,106

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	March 31, 2014		December 31, 2013
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$1,136,422	$25,732,227	$1,284,523	$26,718,512

Carrying amount, net of allowance	$675,187	$16,241,157	$775,149	$16,576,831

During the three months ended March 31, 2014, the Company did not record a provision or charge-off for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. The Company did not record a provision or charge-off for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality, during the three months ended March 31, 2014 and the year ended December 31, 2013.

Changes in the accretable yield for acquired loans were as follows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$7,791,222	$11,044,664
Reclassifications and other	(351,430)	(754,144)
Accretion	(280,259)	(362,609)
Balance at end of period	$7,159,533	$9,927,911

The $280,259 and $362,609 recognized as accretion represents the interest income earned on acquired loans for the three months ended March 31, 2014 and 2013, respectively. Included in reclassifications and other for loans acquired without specific evidence of deterioration in credit quality was $109,481 and $137,730 of reclassifications from non-accretable discounts to accretable discounts for the three months ended March 31, 2014 and 2013, respectively. The remaining $(460,911) and $(891,874) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three months ended March 31, 2014 and 2013, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at March 31, 2014.

The following table summarizes changes in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended March 31, 2014 and 2013
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Three Months Ended March 31, 2014
Allowance for Loan Losses:
Balance at beginning of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013
Provision (credit) for loan losses	(55,290)	14,487	-	4,599	4,603	(375)	46,976	15,000
Charge-offs	(11,307)	-	-	-	-	-	-	(11,307)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(11,307)	-	-	-	-	-	-	(11,307)
Balance at end of period	$841,994	$459,396	$-	$9,329	$7,525	$7,483	$55,979	$1,381,706

Three Months Ended March 31, 2013
Allowance for Loan Losses:
Balance at beginning of period	$532,572	$771,426	$-	$13,925	$33,392	$11,150	$145,305	$1,507,770
Provision (credit) for loan losses	96,161	8,182	-	(1,074)	(24,078)	(623)	10,249	88,817
Charge-offs	(97,154)	-	-	-	-	-	-	(97,154)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(97,154)	-	-	-	-	-	-	(97,154)
Balance at end of period	$531,579	$779,608	$-	$12,851	$9,314	$10,527	$155,554	$1,499,433

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At March 31, 2014
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total

Allowance for loan losses:
Ending balance	$841,994	$459,396	$-	$9,329	$7,525	$7,483	$55,979	$1,381,706

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$831,124	$459,396	$-	$9,329	$7,525	$7,483	$55,979	$1,370,836

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$173,877,397	$17,253,800	$166,704	$2,433,622	$1,080,220	$2,555,749	$-	$197,367,492

Ending balance: individually evaluated for impairment	$2,144,936	$492,627	$-	$-	$-	$-	$-	$2,637,563

Ending balance: collectively evaluated for impairment	$162,535,191	$10,016,324	$-	$2,433,622	$1,080,220	$1,748,228	$-	$177,813,585

Ending balance: loans acquired with deteriorated credit quality	$9,197,270	$6,744,849	$166,704	$-	$-	$807,521	$-	$16,916,344

	At December 31, 2013
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$897,721	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,367,143

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$177,045,856	$17,117,573	$156,871	$2,365,094	$512,749	$2,635,777	$-	$199,833,920

Ending balance: individually evaluated for impairment	$2,615,630	$496,165	$-	$-	$-	$-	$-	$3,111,795

Ending balance: collectively evaluated for impairment	$164,617,777	$10,067,622	$-	$2,365,094	$512,749	$1,806,903	$-	$179,370,145

Ending balance: loans acquired with deteriorated credit quality	$9,812,449	$6,553,786	$156,871	$-	$-	$828,874	$-	$17,351,980

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at March 31, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of March 31, 2014 and December 31, 2013.

	March 31,		December 31,
	2014		2013
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$13,846,058	$166,704	$12,652,301	$156,871
Special Mention	1,917,091	-	2,084,231	-
Substandard	1,490,651	-	2,381,041	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$17,253,800	$166,704	$17,117,573	$156,871

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of March 31, 2014 and December 31, 2013. For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of March 31, 2014 and December 31, 2013:

	At March 31, 2014
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$172,062,716	$2,433,622	$1,080,220	$1,650,786	$806,646
Nonperforming	1,814,681	-	-	97,442	875
Total	$173,877,397	$2,433,622	$1,080,220	$1,748,228	$807,521

	At December 31, 2013
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$174,403,839	$2,365,094	$512,749	$1,697,342	$828,874
Nonperforming	2,642,017	-	-	109,561	-
Total	$177,045,856	$2,365,094	$512,749	$1,806,903	$828,874

The following table presents an aging analysis of the recorded investment of past-due loans.

	At March 31, 2014
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$757,257	$79,666	$1,814,681	$2,651,604	$171,225,793	$173,877,397	$-
Multi-family and commercial real estate	-	-	513,498	513,498	16,740,302	17,253,800	-
Commercial	-	-	-	-	166,704	166,704	-
Home equity	-	-	-	-	2,433,622	2,433,622	-
HELOCs	-	-	-	-	1,080,220	1,080,220	-
Education and other consumer	121,791	7,477	97,442	226,710	1,521,518	1,748,228	-
Non-covered consumer loans purchased	68,776	-	875	69,651	737,870	807,521	-
Total	$947,824	$87,143	$2,426,496	$3,461,463	$193,906,029	$197,367,492	$-

	At December 31, 2013
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$1,079,037	$505,505	$2,642,017	$4,226,559	$172,819,297	$177,045,856	$-
Multi-family and commercial real estate	405,877	-	110,501	516,378	16,601,195	17,117,573	-
Commercial	-	-	-	-	156,871	156,871	-
Home equity	-	-	-	-	2,365,094	2,365,094	-
HELOCs	-	-	-	-	512,749	512,749	-
Education and other consumer	19,679	56,177	109,561	185,417	1,621,486	1,806,903	-
Non-covered consumer loans purchased	875	-	-	875	827,999	828,874	-
Total	$1,505,468	$561,682	$2,862,079	$4,929,229	$194,904,691	$199,833,920	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of March 31, 2014 and December 31, 2013. The balances are presented by class of loans.

	March 31, 2014	December 31, 2013
One-to-four family mortgage	$1,814,681	$2,642,017
Multi-family and commercial real estate	513,498	110,501
Education and other consumer	97,442	109,561
Non-covered consumer loans purchased	875	-
Total	$2,426,496	$2,862,079

Interest income on loans would have been increased by approximately $31,891 during the three month period ended March 31, 2014 and $131,892 during the period ending December 31, 2013, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable.

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,075,964	$2,496,937	$-
Multi-family and commercial real estate	1,060,488	1,417,284	-
Commercial	-	121,866	-
With an allowance recorded:
One-to-four family real estate	$686,076	$686,076	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-

Total:
One-to-four family real estate	$2,762,040	$3,183,013	$10,870
Multi-family and commercial real estate	1,060,488	1,417,284	-
Commercial	-	121,866	-

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,857,990	$3,331,488	$-
Multi-family and commercial real estate	775,984	984,402	-
Commercial	-	134,258	-
With an allowance recorded:
One-to-four family real estate	$691,815	$691,815	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-

Total:
One-to-four family real estate	$3,549,805	$4,023,303	$10,870
Multi-family and commercial real estate	775,984	984,402	-
Commercial	-	134,258	-

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Three Months Ended
	March 31,
	2014	2013	2014	2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,234,209	$604,606	$7,236	$345
Multi-family and commercial real estate	1,161,399	895,749	9,576	9,632
Commercial	-	-	1,257	-
With an allowance recorded:
One-to-four family real estate	$687,976	$853,171	$5,813	$8,185
Multi-family and commercial real estate	-	-	-	-
Commercial	-	-	-	-

Total:
One-to-four family real estate	$2,922,185	$1,457,777	$13,049	$8,530
Multi-family and commercial real estate	1,161,399	895,749	9,576	9,632
Commercial	-	-	1,257	-

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

Loan modifications that are considered troubled debt restructurings completed during the three months ended March 31, 2014 and 2013, respectively were as follows:

(In Thousands, Except Number of Contracts)	Three Months Ended March 31,
	2014			2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	-	$-	$-	1	$122,464	$57,300
Multi-family and commercial real estate	-	$-	$-	-	$-	$-
Total	-	$-	$-	1	$122,464	$57,300

There were no troubled debt restructurings modified within the past year that subsequently defaulted during the three month periods ended March 31, 2014 and 2013.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three months ended March 31, 2014 and 2013, respectively were as follows:

	2014	2013
Balance at December 31	$2,515,287	$4,234,931
Cash payments received or receivable due from the FDIC	(133,990)	(180,589)
Increase in FDIC share of estimated losses	-	-
Net amortization	(192,835)	(260,555)

Balance at March 31	$2,188,462	$3,793,787

7.	Deposits

Deposit accounts are summarized as follows for the periods ending March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%

Non-interest bearing demand	$5,713,731	2.87%	$5,724,923	2.84%
NOW accounts	15,159,067	7.62	14,685,650	7.30
Money market	34,928,968	17.57	36,771,038	18.27
Savings	30,953,348	15.57	30,385,019	15.09
Time deposits	112,080,121	56.37	113,755,709	56.50
Total	$198,835,235	100.00%	$201,322,339	100.00%

8.	Life Insurance and Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,266,146 and $4,264,244 at March 31, 2014 and December 31, 2013, respectively. The Plan provides that death benefits totaling $6.0 million at March 31, 2014, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At March 31, 2014 and December 31, 2013, $1,857,595 and $1,843,021, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $631,582 and $626,627, respectively, are recognized in the financial statements.

The deferred compensation for the current and former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service. The current president's payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $45,364 and $52,396 for the three months ended March 31, 2014 and 2013, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended
	March 31,
	2014	2013
Components of net periodic benefit cost:
Service cost	$16,567	$24,972
Interest cost	28,797	27,424
Net periodic benefit cost	$45,364	$52,396

9.	Fair Value Measurements

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$4,031,837	$-	$4,031,837
Corporate Securities	-	10,883,686	-	10,883,686

Total	$-	$14,915,523	$-	$14,915,523

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$4,393,644	$-	$4,393,644
Corporate Securities	-	10,877,361	-	10,877,361

Total	$-	$15,271,005	$-	$15,271,005

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$3,811,658	$3,811,658
Other real estate owned	-	-	769,487	769,487

	December 31, 2013
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$4,314,919	$4,314,919
Other real estate owned	-	-	267,789	267,789

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	March 31, 2014 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,736,422	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	6%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,075,236	Discounted	Discount Rates	5% to 8%	7%
		cash flows

Other real estate owned	769,487	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	1%
			Liquidation
			expenses (2)	0% to 6%	6%

	December 31, 2013 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$2,209,136	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%	10%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,105,783	Discounted	Discount rates	5% to 8%	7%
		cash flows

Other real estate owned	267,789	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	3%
			Liquidation
			expenses (2)	0% to 6%	6%

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

Impaired loans are reported at fair value utilizing level 3 inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2014, and December 31, 2013 impaired loans with a carrying value of $3,822,528 and $4,325,789 were reduced by specific valuation allowances totaling $10,870 and $10,870 resulting in a net fair value of $3,811,658 and $4,314,919 based on Level 3 inputs.

Other real estate owned is reported at fair value utilizing level 3 inputs. For these assets, a review of the collateral and an analysis of the expenses related to selling these assets are conducted and a charge-off recorded to the allowance for loan losses.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2014 and December 31, 2013, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at March 31, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$13,960,412	$13,960,412	$13,960,412	$-	$-
Investment securities
Available for sale	14,915,523	14,915,523	-	14,915,523	-
Held to maturity	50,873,304	51,749,847	-	51,749,847	-
Loans held for sale	7,236,314	7,236,314	7,236,314	-	-
Net loans receivable	196,117,935	191,725,612	-	-	191,725,612
Accrued interest receivable	853,891	853,891	853,891	-	-
Federal Home Loan Bank stock	3,661,300	3,661,300	3,661,300	-	-
Bank-owned life insurance	4,266,146	4,266,146	4,266,146	-	-
FDIC indemnification asset	2,188,462	2,188,462	-	-	2,188,462

Financial liabilities:
Deposits	198,835,235	201,390,662	86,755,114	-	114,635,547
FHLB advance – long-term	59,000,000	61,230,200	-	-	61,230,200
Advances by borrowers for taxes and insurance	968,574	968,574	968,574	-	-
Accrued interest payable	158,757	158,757	158,757	-	-

	Fair Value Measurements at December 31, 2013
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$15,764,320	$15,764,320	$15,764,320	$-	$-
Investment securities
Available for sale	15,271,005	15,271,005	-	15,271,005	-
Held to maturity	51,319,785	51,876,769	-	51,876,769	-
Loans held for sale	6,142,968	6,142,968	6,142,968	-	-
Net loans receivable	198,573,229	193,502,554	-	-	193,502,554
Accrued interest receivable	796,294	796,294	796,294	-	-
Federal Home Loan Bank stock	3,675,500	3,675,500	3,675,500	-	-
Bank-owned life insurance	4,264,244	4,264,244	4,264,244	-	-
FDIC indemnification asset	2,515,287	2,515,287	-	-	2,515,287

Financial liabilities:
Deposits	201,322,339	204,450,621	87,566,631	-	116,883,990
FHLB advance – long-term	59,000,000	60,392,400	-	-	60,392,400
Advances by borrowers for taxes and insurance	1,306,823	1,306,823	1,306,823	-	-
Accrued interest payable	145,434	145,434	145,434	-	-

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

Loans Held for Sale

The fair value of mortgage loans held for sale is determined, when possible, using Level I quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined based on sales of similar assets.

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at March 31, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $2.2 million and $2.5 million, respectively.

From the date of acquisition, the agreements extend ten years for one-to-four family real estate loans and five years for the other loans. The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them. Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The Bank will collect the assets over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements. While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis. Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from the acquisition on a quarterly or annual basis.

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

11.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at December 31, 2013	$264,360	$264,360

Other comprehensive loss before reclassifications	(15,533)	(15,533)
Period change	(15,533)	(15,533)
Balance at March 31, 2014	$248,827	$248,827

Balance at December 31, 2012	$407,786	$407,786

Other comprehensive income before reclassifications	12,381	12,381
Period change	12,381	12,381
Balance at March 31, 2013	$420,167	$420,167

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three month periods ended March 31, 2014 and 2013.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp and Polonia Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2013 under “Item 1A: Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Polonia Bancorp’s business activities are the ownership of the outstanding capital stock of Polonia Bank. Currently, Polonia Bancorp neither owns or leases any property, but instead uses the premises, equipment and other property of Polonia Bank and pays appropriate rental fees, as required by applicable law and regulations. In the future, Polonia Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, or understandings, written or oral, to do so.

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania. The Bank operates from five full-service locations, including our main office in Huntingdon Valley, Pennsylvania and our branch offices in the city of Philadelphia.

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

Allowance for loan losses. The allowance for loan losses is increased by changes to income and decreased by charge-offs (net of recoveries). The Company’s periodic evaluation of the adequacy of the allowance for loan losses is determined by management through evaluation of the loss exposure on individual non-performing, delinquent and high-dollar loans; review of economic conditions and business trends; historical loss experience and growth and composition of the loan portfolio, as well as other relevant factors.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets at March 31, 2014 were $301.9 million, a decrease of $3.7 million, from total assets of $305.6 million at December 31, 2013. The decrease in assets resulted primarily from a decrease in our loan portfolio of $2.0 million and a decrease in cash and cash equivalents of $1.8 million. Total liabilities at March 31, 2014 were $262.0 million compared to $265.3 million at December 31, 2013, a decrease of $3.3 million. The decrease in liabilities was primarily due to a $2.5 million decrease in deposits and a $400,000 decrease in other liabilities. Total stockholders’ equity at March 31, 2014 decreased to $39.9 million as compared to $40.3 million from December 31, 2013. The decrease of $403,000 was primarily due to the repurchase of $449,000 in common stock.

Cash and cash equivalents decreased to $14.0 million from $15.8 million during the three months ended March 31, 2014, a decrease of $1.8 million, or 11.4%, primarily due to a decrease in deposits during the period.

Investment securities available-for-sale decreased to $14.9 million from $15.3 million during the three months ended March 31, 2014, a decrease of $355,000, or 2.3%. The decrease in investment securities available-for-sale was attributable to principal payments and maturities.

Investment securities held-to-maturity decreased to $50.9 million from $51.3 million during the three months ended March 31, 2014, a decrease of $447,000, or 0.9%. The decrease in investment securities held-to-maturity was attributable to principal payments and maturities, partially offset by purchases.

Loans-held-for sale increased to $7.2 million from $6.1 million during the three months ended March 31, 2014, an increase of $1.1 million, or 18.0%. The increase is loans held-for-sale is the result of the normal fluctuation in loan activity associated with this type of business.

Loans receivable decreased $2.5 million, or 1.3% to $197.5 million at March 31, 2014, compared to $200.0 million at December 31, 2013. The decrease in loans receivable is the result of decreased loan originations during the period.

Total deposits decreased to $198.8 million from $201.3 million during the three months ended March 31, 2014, a decrease of $2.5 million, or 1.2%. The decrease in deposits was primarily due to a decrease of $1.9 million in money market accounts as a result of lower rates offered on this product.

Total FHLB advances remained unchanged at $59.0 million at March 31, 2014.

Total stockholders’ equity decreased $403,000, or 1.0% to $39.9 million at March 31, 2014, compared to $40.3 million at December 31, 2013. The decrease in stockholders’ equity is partially due to the repurchase of 45,000 shares of common stock at a total cost of $449,000.

Comparison of Operating Results For the Three Months Ended March 31, 2014 and 2013

General. We recorded a net loss of $30,000 during the three months ended March 31, 2014 compared to a net loss of $66,000 during the three months ended March 31, 2013. The decreased net loss for the three month period ended March 31, 2014 was primarily related to a decrease in noninterest expense of $394,000, a decrease in provision for loan losses of $74,000 and an increase of $67,000 in net interest income, partially offset by a $469,000 decrease in noninterest income and a $29,000 decrease in income tax benefit as a result of our operating loss.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,344	$2,051
Investment securities	440	496
Other interest and dividend income	44	5
Total interest and dividend income	2,828	2,552
Interest Expense:
Deposits	425	421
FHLB advances – long-term	368	161
Advances by borrowers for taxes and insurance	1	3
Total interest expense	794	585
Net interest income	$2,034	$1,967

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014		2013
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$203,597	4.61%	$147,949	5.55%
Investment securities	65,886	2.67	72,529	2.74
Other interest-earning assets	18,932	0.94	25,614	0.08
Total interest earning-assets	288,415	3.98%	246,092	4.21%
Noninterest-earning assets:	16,830		17,661
Allowance for Loan Losses	(1,378)		(1,520)
Total assets	$303,867		$262,233

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$15,548	0.16%	$13,909	0.29%
Money Market Deposits	35,253	0.37	39,225	0.43
Savings accounts	30,703	0.25	30,162	0.30
Time deposits	112,705	1.32	104,307	1.35
Total interest-bearing deposits	194,209	0.89%	187,603	0.91%
FHLB advances – long-term	59,000	2.53	22,906	2.85
Advances by borrowers for taxes and insurance	1,251	0.32	895	1.36
Total interest-bearing liabilities	254,460	1.27%	211,404	1.12%
Noninterest-bearing liabilities:	9,062		9,516
Total liabilities	263,522		220,920
Retained earnings	40,345		41,313
Total liabilities and retained earnings	$303,867		$262,233

Interest rate spread		2.71%		3.08%
Net yield on interest-bearing assets		2.86%		3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities		113.34%		116.41%

Net Interest Income. Net interest income for the three months ended March 31, 2014 increased $67,000 from the same period last year. Our net interest rate spread decreased to 2.71% for the three months ended March 31, 2014 from 3.08% for the same period last year. The primary reasons for the slight increase in net interest income for the three month period are a higher average balance of loans, partially offset by a higher average balance of FHLB advances, a lower average balance of investment securities and a lower average balance of other interest-earning assets. Also contributing to the higher net interest income was a lower average rate paid on deposits and FHLB advances, partially offset by a lower average rate earned on loans and investment securities. The average balance of loans increased during the three months ended March 31, 2014 due to increased loan originations. Lower interest expense on deposits for the three months ended March 31, 2014 was due to lower rates offered on deposit products.

Provision for Loan Losses. For the three months ended March 31, 2014 we recorded a provision for loan losses of $15,000 as compared to $89,000 for the three months ended March 31, 2013. The provisions reflect management’s assessment of lending activities, growth in the loan portfolio, decreased non-performing loans, levels of current delinquencies and current economic conditions. Loan charge-offs during the three months ended March 31, 2014 were $11,000 as compared to $97,000 during the three months ended March 31, 2013.

Noninterest Income. The following table shows the components of noninterest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Service fees on deposit accounts	$31	$31
Earnings on bank-owned life insurance	2	6
Gain on sale of loans, net	590	1,163
Rental Income	70	75
Other	144	31
Total	$837	$1,306

The $469,000 decrease in noninterest income during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to a $573,000 decrease in gain on the sale of loans, partially offset by a $113,000 increase in other noninterest income. The decrease in the gain on the sale of loans is due to an increase in rates during the period as compared to the same period last year, as well as the effects on loan sales during the period due to the extreme cold weather as compared to the same period in the prior year. The increase in other noninterest income is related to a $100,000 non-refundable forward commitment fee received during the period.

Noninterest Expense. The following table shows the components of noninterest expense for the three ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Compensation and employee benefits	$1,582	$1,994
Occupancy and equipment	409	349
Federal deposit insurance premiums	85	77
Data processing expense	112	99
Professional fees	128	157
Other	578	612
Total	$2,894	$3,288

The $394,000 decrease in noninterest expense during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to a $412,000 decrease in compensation and employee benefits due to the decrease in expense of $473,000 related to our Retail Mortgage Banking Division, partially offset by a $39,000 increase in expenses related to restricted stock and options plans. Also, contributing to the decrease in noninterest expenses is a decrease in other expenses of $34,000 primarily related to a decrease of $68,000 related to the amortization of the FDIC indemnification asset, partially offset by a $38,000 increase in expenses primarily related to loan originations by our Retail Mortgage Banking Division. Professional fees decreased by $29,000 related to decreased costs associated with audit and legal representations. Occupancy and equipment increased $60,000, partially as a result of the cost of snow removal during the quarter of $33,000 and $18,000 related to additional expenses for the enhancement of products and services of the Bank.

Income Taxes. We recorded a tax benefit of $8,000 for the three months ended March 31, 2014 compared to a tax benefit of $37,000 during the three months ended March 31, 2013. The decrease of the tax benefit resulted from the decrease in our operating losses.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $14.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $14.9 million at March 31, 2014. In addition, at March 31, 2014 we had the ability to borrow a total of approximately $143.2 million from the FHLB of Pittsburgh. On March 31, 2014, we had $59.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At March 31, 2014, we had $6.7 million in mortgage loan commitments outstanding and $3.8 million in unused lines of credit. Time deposits due within one year of March 31, 2014 totaled $40.4 million, or 36.0% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before March 31, 2015. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For three months ended March 31, 2014 and the year ended December 31, 2013 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2014, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. At March 31, 2014 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities for the first quarter of 2014 were as follows:

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	that May Yet be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs (1)	Programs

January 1 - 31, 2014	-	$-	-	-
February 1 - 28, 2014	-	-	-	-
March 1 - 31, 2014	45,000	9.97	45,000	130,563

Total	45,000	$9.97	45,000

(1) On January 24, 2014, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the company to repurchase up to 175,563 shares of the Company's common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Polonia Bancorp, Inc.(1)
3.2	Bylaws of Polonia Bancorp, Inc.(2)
4.0	Stock Certificate of Polonia Bancorp, Inc.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

101               The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

POLONIA BANCORP, INC.

Date: May 13, 2014	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2014	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

