Form 10-Q
period 2014-06-30
Polonia Bancorp Inc
filed 2014-08-12
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

As of August 12, 2014, there were 3,395,776 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.
Table of Contents

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$1,561,509	$1,792,837
Interest-bearing deposits with other institutions	5,946,250	13,971,483
Cash and cash equivalents	7,507,759	15,764,320

Investment securities available for sale	12,741,794	15,271,005
Investment securities held to maturity (fair value of $50,382,000 and $51,876,769)	48,904,078	51,319,785
Loans held for sale	9,662,994	6,142,968
Loans receivable	188,185,750	183,428,136
Covered loans	15,491,987	16,523,106
Total loans	203,677,737	199,951,242
Less: allowance for loan losses	1,382,192	1,378,013
Net loans	202,295,545	198,573,229
Accrued interest receivable	835,884	796,294
Federal Home Loan Bank stock	3,880,500	3,675,500
Premises and equipment, net	4,409,982	4,788,182
Bank-owned life insurance	4,268,052	4,264,244
FDIC indemnification asset	2,027,676	2,515,287
Other assets	2,731,959	2,471,754
TOTAL ASSETS	$299,266,223	$305,582,568

LIABILITIES
Deposits	$196,246,128	$201,322,339
FHLB advances – long term	59,000,000	59,000,000
Advances by borrowers for taxes and insurance	1,486,049	1,306,823
Accrued interest payable	165,530	145,434
Other liabilities	3,006,591	3,507,483
TOTAL LIABILITIES	259,904,298	265,282,079

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,397,776 and 3,511,276 shares issued)	33,978	35,113
Additional paid-in-capital	25,779,192	26,795,498
Retained earnings	14,865,744	14,853,884
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (190,977 and 200,542 shares)	(1,583,425)	(1,648,366)
Accumulated other comprehensive income	266,436	264,360
TOTAL STOCKHOLDERS’ EQUITY	39,361,925	40,300,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,266,223	$305,582,568

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,346,068	$2,087,758	$4,689,669	$4,138,756
Investment securities	428,834	477,384	869,375	973,861
Other interest and dividend income	51,934	3,455	95,975	8,274
Total interest and dividend income	2,826,836	2,568,597	5,655,019	5,120,891

INTEREST EXPENSE
Deposits	418,886	412,577	844,361	833,356
FHLB advances – long term	371,979	164,376	739,871	325,814
Advances by borrowers for taxes and insurance	913	745	1,861	3,472
Total interest expense	791,778	577,698	1,586,093	1,162,642

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	2,035,058	1,990,899	4,068,926	3,958,249
Provision for loan losses	34,158	25,000	49,158	113,817

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,000,900	1,965,899	4,019,768	3,844,432

NONINTEREST INCOME
Service fees on deposit accounts	32,947	35,082	63,634	65,903
Earnings on bank-owned life insurance	1,906	7,984	3,808	14,179
Gain on sale of loans, net	1,019,753	1,418,250	1,609,916	2,581,243
Rental income	69,179	70,272	139,681	145,130
Other	3,083	57,510	146,837	88,998
Total noninterest income	1,126,868	1,589,098	1,963,876	2,895,453

NONINTEREST EXPENSE
Compensation and employee benefits	1,853,163	2,133,195	3,435,459	4,127,240
Occupancy and equipment	347,495	350,383	756,501	699,324
Federal deposit insurance premiums	85,608	78,039	170,716	155,315
Data processing expense	109,585	108,552	221,617	207,203
Professional fees	141,791	175,263	270,124	332,615
Other	518,460	642,555	1,096,105	1,254,038
Total noninterest expense	3,056,102	3,487,987	5,950,522	6,775,735

Income (loss) before income tax expense (benefit)	71,666	67,010	33,122	(35,850)
Income tax expense (benefit)	29,366	20,107	21,262	(16,972)

NET INCOME (LOSS)	$42,300	$46,903	$11,860	$(18,878)

EARNINGS PER SHARE – Basic and Diluted	$0.01	$0.01	$0.00	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$42,300	$46,903	$11,860	$(18,878)

Changes in net unrealized gain (loss) on investment securities available for sale	26,680	(201,138)	3,145	(182,380)

Tax effect	(9,071)	68,387	(1,069)	62,010

Total other comprehensive income (loss)	17,609	(132,751)	2,076	(120,370)

Total comprehensive income (loss)	$59,909	$(85,848)	$13,936	$(139,248)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional		Unallocated	Other
	Common Stock		Paid-In-	Retained	Shared Held	Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total
Balance, December 31, 2013	3,511,276	$35,113	$26,795,498	$14,853,884	$(1,648,366)	$264,360	$40,300,489

Net income				11,860			11,860
Other comprehensive income, net						2,076	2,076
Stock options compensation expense			44,296				44,296
Allocation of unearned ESOP shares			12,595		64,941		77,536
Allocation of unearned RSP shares			61,833				61,833
Repurchase of stock	(113,500)	(1,135)	(1,135,030)				(1,136,165)

Balance, June 30, 2014	3,397,776	$33,978	$25,779,192	$14,865,744	$(1,583,425)	$266,436	$39,361,925

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$11,860	$(18,878)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	49,158	113,817
Depreciation, amortization, and accretion	622,187	803,530
Proceeds from sale of loans	30,229,474	71,797,153
Net gain on sale of loans	(1,609,916)	(2,581,243)
Loans originated for sale	(32,139,584)	(68,489,016)
Loss (gain) on the sale of other real estate owned	65,921	(7,553)
Earnings on bank-owned life insurance	(3,808)	(14,179)
Deferred federal income taxes	(10,747)	(13,260)
(Increase) decrease in accrued interest receivable	(39,590)	27,249
Increase in accrued interest payable	20,096	9,935
Decrease (increase) in accrued payroll and commissions	(476,589)	267,294
Compensation expense for stock options, ESOP and restricted stock	183,665	84,555
Other, net	(48,685)	(13,111)
Net cash (used for) provided by operating activities	(3,146,558)	1,966,293

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	2,546,216	1,291,574
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,720,432	8,093,106
Purchases	(1,383,038)	(6,062,361)
Increase in loans receivable, net	(5,331,511)	(31,734,121)
Decrease in covered loans	1,032,116	3,082,243
Purchases of Federal Home Loan Bank stock	(220,900)	(772,000)
Redemptions of Federal Home Loan Bank stock	15,900	290,400
Proceeds from the sale of other real estate owned	469,536	234,351
Payments received from FDIC under loss share agreement	133,990	590,117
Purchase of premises and equipment	(59,594)	(210,138)
Net cash provided by (used for) investing activities	923,147	(25,196,829)

FINANCING ACTIVITIES
Decrease in deposits, net	(5,076,211)	(3,378,179)
Proceeds from Federal Home Loan Bank advances – long-term	-	16,000,000
Repayment of Federal Home Loan Bank advance – long-term	-	(3,500,000)
Increase in advances by borrowers for taxes and insurance, net	179,226	369,706
Re-purchase of stock	(1,136,165)	-
Net cash (used for) provided by financing activities	(6,033,150)	9,491,527
Decrease in cash and cash equivalents	(8,256,561)	(13,739,009)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,764,320	25,061,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,507,759	$11,322,657

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,565,997	$1,152,707
Income taxes	425,000	300,000
Noncash items:
Loans transferred to other real estate owned	525,422	208,759
Transfer from premises and equipment to other real estate owned	213,805	-

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net income or consolidated stockholders’ equity.

2.	Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income (loss) as presented on the Consolidated Statement of Income will be used as the numerator.

The following table set forth the composition of the weighted-average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss):	$42,300	$46,903	$11,860	$(18,878)

Weighted average number of shares issued	3,424,518	3,657,607	3,461,306	3,657,607
Less weighted average number of unearned ESOP shares	(192,624)	(212,158)	(195,002)	(214,414)
Less weighted average number of nonvested restricted stock awards	(55,354)	-	(56,881)	-
Weighted average shares outstanding basic	3,176,540	3,445,449	3,209,423	3,443,193
Dilutive effect of stock options	27,294	-	26,064	-
Weighted average shares outstanding diluted	3,203,834	3,445,449	3,235,487	3,443,193
Earnings per share:
Basic	$0.01	$0.01	$0.00	$(0.01)
Diluted	0.01	0.01	0.00	(0.01)

At June 30, 2014 there were 54,296 shares of restricted stock outstanding at a price of $10.25 per share and options to purchase 145,124 shares of common stock at a price of $10.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At June 30, 2013, there were options to purchase 171,386 shares of common stock at a price of $8.44 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,729,933	$119,736	$-	$1,849,669
Freddie Mac	51,568	3,173	-	54,741
Government National Mortgage Association	504,186	62,110	-	566,296
Collateralized mortgage obligations-government sponsored entities	1,287,217	32,951	(5,501)	1,314,667
Total mortgage-backed securities	3,572,904	217,970	(5,501)	3,785,373
Corporate securities	8,765,200	199,672	(8,451)	8,956,421

Total	$12,338,104	$417,642	$(13,952)	$12,741,794

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$36,175,014	$1,485,166	$(103,348)	$37,556,832
Freddie Mac	12,729,064	272,574	(176,470)	12,825,168
Total mortgage-backed securities	$48,904,078	$1,757,740	$(279,818)	$50,382,000

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$2,090,446	$144,110	$-	$2,234,556
Freddie Mac	66,483	3,888	-	70,371
Government National Mortgage Association	555,967	62,546	(2)	618,511
Collateralized mortgage obligations-government sponsored entities	1,456,804	36,332	(22,930)	1,470,206
Total mortgage-backed securities	4,169,700	246,876	(22,932)	4,393,644
Corporate securities	10,700,760	199,172	(22,571)	10,877,361

Total	$14,870,460	$446,048	$(45,503)	$15,271,005

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$37,615,390	$1,073,752	$(314,531)	$38,374,611
Freddie Mac	13,704,395	187,302	(389,539)	13,502,158
Total mortgage-backed securities	$51,319,785	$1,261,054	$(704,070)	$51,876,769

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,682,913	$(103,348)	$7,682,913	$(103,348)
Freddie Mac	-	-	7,555,196	(176,470)	7,555,196	(176,470)
Collateralized mortgage obligations-government sponsored entities	248,356	(3,976)	174,455	(1,525)	422,811	(5,501)
Total mortgage-backed Securities	248,356	(3,976)	15,412,564	(281,343)	15,660,920	(285,319)
Corporate securities	-	-	1,491,485	(8,451)	1,491,485	(8,451)

Total	$248,356	$(3,976)	$16,904,049	$(289,794)	$17,152,405	$(293,770)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$10,051,822	$(314,531)	$-	$-	$10,051,822	$(314,531)
Freddie Mac	7,797,111	(389,539)	-	-	7,797,111	(389,539)
Government National Mortgage Association	2,924	(2)	-	-	2,924	(2)
Collateralized mortgage obligations-government sponsored entities	241,892	(9,714)	131,156	(13,216)	373,048	(22,930)
Total mortgage-backed Securities	18,093,749	(713,786)	131,156	(13,216)	18,224,905	(727,002)
Corporate securities	2,484,955	(18,866)	496,295	(3,705)	2,981,250	(22,571)

Total	$20,578,704	$(732,652)	$627,451	$(16,921)	$21,206,155	$(749,573)

The Company reviews its position quarterly and has determined that at June 30, 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 19 positions that were temporarily impaired at June 30, 2014. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$501,443	$504,585	$-	$-
Due after one year through five years	7,859,837	8,038,126	-	-
Due after five years through ten years	2,082,300	2,190,624	9,787,968	10,296,826
Due after ten years	1,894,524	2,008,459	39,116,110	40,085,174

Total	$12,338,104	$12,741,794	$48,904,078	$50,382,000

The Company had no sales of investment securities for the three and six month periods ended June 30, 2014 and 2013.

4.	Loans Receivable

Loans receivable consist of the following:

	June 30,	December 31,
	2014	2013
Mortgage Loans:
One-to-four family	$171,434,353	$167,233,407
Multi-family and commercial real estate	10,689,033	10,563,787
	182,123,386	177,797,194

Home equity loans	2,254,838	2,365,094
Home equity lines of credit (“HELOCs”)	1,136,388	512,749
Education loans	1,706,599	1,806,132
Other consumer loans	847	771
Non-covered consumer loans purchased	785,146	828,874
Covered loans	15,491,987	16,523,106
	203,499,191	199,833,920
Less:
Net deferred loan costs	(178,546)	(117,322)
Allowance for loan losses	1,382,192	1,378,013

Total	$202,295,545	$198,573,229

The components of covered loans by portfolio class as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Mortgage loans:
One-to-four family	$8,719,140	$9,812,449
Multi-family and commercial real estate	6,601,628	6,553,786
	15,320,768	16,366,235
Commercial	171,219	156,871
Total Loans	$15,491,987	$16,523,106

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	June 30, 2014		December 31, 2013
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$1,039,159	$24,725,436	$1,284,523	$26,718,512

Carrying amount, net of allowance	$605,836	$15,671,297	$775,149	$16,576,831

During the six months ended June 30, 2014, the Company did not record a provision or charge-off for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. During the six months ended June 30, 2013, the Company recorded a provision and charge-off of $38,817 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality.

Changes in the accretable yield for acquired loans were as follows for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$7,159,533	$9,927,911
Reclassifications and other	(48,699)	(368,683)
Accretion	(273,157)	(334,753)
Balance at end of period	$6,837,677	$9,224,475

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$7,791,222	$11,044,664
Reclassifications and other	(400,129)	(1,122,827)
Accretion	(553,416)	(697,362)
Balance at end of period	$6,837,677	$9,224,475

The $273,157 and $334,753 recognized as accretion represents the interest income earned on acquired loans for the three months ended June 30, 2014 and 2013, respectively and $553,416 and $697,362 for the six months ended June 30, 2014 and 2013, respectively. Included in reclassifications and other for loans acquired without specific evidence of deterioration in credit quality was $122,726 and $9,069 of reclassifications from non-accretable discounts to accretable discounts for the three months ended June 30, 2014 and 2013 and $232,207 and $146,799 for the six months ended June 30, 2014 and 2013, respectively. The remaining $(171,425) and $(377,752) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three months ended June 30, 2014 and 2013 and $(632,336) and $(1,269,626) for the six months ended June 30, 2014 and 2013, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at June 30, 2014.

The following table summarizes changes in the allowance for loan losses:

	Allowance for Loan Losses For the Three and Six Months Ended June 30, 2014 and 2013
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Three Months Ended June 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$841,994	$459,396	$-	$9,329	$7,525	$7,483	$55,979	$1,381,706
Provision (credit) for loan losses	70,125	20,672	-	(685)	392	(367)	(55,979)	34,158
Charge-offs	(33,672)	-	-	-	-	-	-	(33,672)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(33,672)	-	-	-	-	-	-	(33,672)
Balance at end of period	$878,447	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,382,192

Three Months Ended June 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$531,579	$779,608	$-	$12,851	$9,314	$10,527	$155,554	$1,499,433
Provision (credit) for loan losses	132,997	(109,216)	-	(3,104)	94,814	(2,722)	(87,769)	25,000
Charge-offs	-	(359,994)	-	-	(100,958)	-	-	(460,952)
Recoveries	2,328	-	-	-	-	-	-	2,328
Net (charge-offs) recoveries	2,328	(359,994)	-	-	(100,958)	-	-	(458,624)
Balance at end of period	$666,904	$310,398	$-	$9,747	$3,170	$7,805	$67,785	$1,065,809

Six Months Ended June 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013
Provision (credit) for loan losses	14,835	35,159	-	3,914	4,995	(742)	(9,003)	49,158
Charge-offs	(44,979)	-	-	-	-	-	-	(44,979)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(44,979)	-	-	-	-	-	-	(44,979)
Balance at end of period	$878,447	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,382,192

Six Months ended June 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$532,572	$771,426	$-	$13,925	$33,392	$11,150	$145,305	$1,507,770
Provision (credit) for loan losses	229,158	(101,034)	-	(4,178)	70,736	(3,345)	(77,520)	113,817
Charge-offs	(97,154)	(359,994)	-	-	(100,958)	-	-	(558,106)
Recoveries	2,328	-	-	-	-	-	-	2,328
Net (charge-offs) recoveries	(94,826)	(359,994)	-	-	(100,958)	-	-	(555,778)
Balance at end of period	$666,904	$310,398	$-	$9,747	$3,170	$7,805	$67,785	$1,065,809

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At June 30, 2014
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total

Allowance for loan losses:
Ending balance	$878,447	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,382,192

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$867,577	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,371,322

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$180,153,493	$17,290,661	$171,219	$2,254,838	$1,136,388	$2,492,592	$-	$203,499,191

Ending balance: individually evaluated for impairment	$2,109,161	$489,050	$-	$-	$-	$-	$-	$2,598,211

Ending balance: collectively evaluated for impairment	$169,325,192	$10,199,983	$-	$2,254,838	$1,136,388	$1,707,446	$-	$184,623,847

Ending balance: loans acquired with deteriorated credit quality	$8,719,140	$6,601,628	$171,219	$-	$-	$785,146	$-	$16,277,133

	At December 31, 2013
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total

Allowance for loan losses:
Ending balance	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$897,721	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,367,143

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$177,045,856	$17,117,573	$156,871	$2,365,094	$512,749	$2,635,777	$-	$199,833,920

Ending balance: individually evaluated for impairment	$2,615,630	$496,165	$-	$-	$-	$-	$-	$3,111,795

Ending balance: collectively evaluated for impairment	$164,617,777	$10,067,622	$-	$2,365,094	$512,749	$1,806,903	$-	$179,370,145

Ending balance: loans acquired with deteriorated credit quality	$9,812,449	$6,553,786	$156,871	$-	$-	$828,874	$-	$17,351,980

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at June 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of June 30, 2014 and December 31, 2013.

	June 30,		December 31,
	2014		2013
	Multi-Family		Multi-Family
	and		and
	Commercial		Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$13,946,344	$171,219	$12,652,301	$156,871
Special Mention	1,893,079	-	2,084,231	-
Substandard	1,451,238	-	2,381,041	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$17,290,661	$171,219	$17,117,573	$156,871

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of June 30, 2014 and December 31, 2013. For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of June 30, 2014 and December 31, 2013:

	At June 30, 2014
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$178,469,708	$2,254,838	$1,136,388	$1,626,013	$785,146
Nonperforming	1,683,785	-	-	81,433	-
Total	$180,153,493	$2,254,838	$1,136,388	$1,707,446	$785,146

	At December 31, 2013
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$174,403,839	$2,365,094	$512,749	$1,697,342	$828,874
Nonperforming	2,642,017	-	-	109,561	-
Total	$177,045,856	$2,365,094	$512,749	$1,806,903	$828,874

The following table presents an aging analysis of the recorded investment of past-due loans.

	At June 30, 2014
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$269,402	$683,137	$1,683,785	$2,636,324	$177,517,169	$180,153,493	$-
Multi-family and commercial real estate	82,303	-	288,042	370,345	16,920,316	17,290,661	-
Commercial	-	-	-	-	171,219	171,219	-
Home equity	-	-	-	-	2,254,838	2,254,838	-
HELOCs	-	-	-	-	1,136,388	1,136,388	-
Education and other consumer	4,832	65,252	81,433	151,517	1,555,929	1,707,446	-
Non-covered consumer loans purchased	15,279	-	-	15,279	769,867	785,146	-
Total	$371,816	$748,389	$2,053,260	$3,173,465	$200,325,726	$203,499,191	$-

	At December 31, 2013
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$1,079,037	$505,505	$2,642,017	$4,226,559	$172,819,297	$177,045,856	$-
Multi-family and commercial real estate	405,877	-	110,501	516,378	16,601,195	17,117,573	-
Commercial	-	-	-	-	156,871	156,871	-
Home equity	-	-	-	-	2,365,094	2,365,094	-
HELOCs	-	-	-	-	512,749	512,749	-
Education and other consumer	19,679	56,177	109,561	185,417	1,621,486	1,806,903	-
Non-covered consumer loans purchased	875	-	-	875	827,999	828,874	-
Total	$1,505,468	$561,682	$2,862,079	$4,929,229	$194,904,691	$199,833,920	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of June 30, 2014 and December 31, 2013. The balances are presented by class of loans.

	June 30, 2014	December 31, 2013
One-to-four family mortgage	$1,683,785	$2,642,017
Multi-family and commercial real estate	288,042	110,501
Education and other consumer	81,433	109,561
Total	$2,053,260	$2,862,079

Interest income on loans would have been increased by approximately $25,159 and $58,633 during the three months ended June 30, 2014 and 2013 and $57,050 and $108,201 during the six months ended June 30, 2014 and 2013, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable.

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$1,974,303	$2,406,573	$-
Multi-family and commercial real estate	1,054,460	1,411,256	-
Commercial	-	109,374	-
With an allowance recorded:
One-to-four family real estate	$683,735	$683,735	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-

Total:
One-to-four family real estate	$2,658,038	$3,090,308	$10,870
Multi-family and commercial real estate	1,054,460	1,411,256	-
Commercial	-	109,374	-

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,857,990	$3,331,488	$-
Multi-family and commercial real estate	775,984	984,402	-
Commercial	-	134,258	-
With an allowance recorded:
One-to-four family real estate	$691,815	$691,815	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-

Total:
One-to-four family real estate	$3,549,805	$4,023,303	$10,870
Multi-family and commercial real estate	775,984	984,402	-
Commercial	-	134,258	-

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Three Months Ended
	June 30,
	2014	2013	2014	2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$1,991,752	$900,956	$5,050	$1,057
Multi-family and commercial real estate	1,056,474	894,408	14,425	9,018
Home equity	-	10,579	-	-
Commercial	-	-	1,159	-
With an allowance recorded:
One-to-four family real estate	$684,517	$930,179	$4,451	$8,615
Multi-family and commercial real estate	-	-	-	-
Home equity	-	-	-	-
Commercial	-	-	-	-

Total:
One-to-four family real estate	$2,676,269	$1,831,135	$9,501	$9,672
Multi-family and commercial real estate	1,056,474	894,408	14,425	9,018
Home equity	-	10,579	-	-
Commercial	-	-	1,159	-

	Six Months Ended
	June 30,
	2014	2013	2014	2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,113,048	$794,846	$12,285	$690
Multi-family and commercial real estate	1,108,936	895,078	24,001	18,650
Home equity	-	1,763	-	-
Commercial	-	-	2,416	-
With an allowance recorded:
One-to-four family real estate	$686,247	$853,136	$10,264	$17,512
Multi-family and commercial real estate	-	-	-	-
Home equity	-	-	-	-
Commercial	-	-	-	-

Total:
One-to-four family real estate	$2,799,295	$1,647,982	$22,549	$18,202
Multi-family and commercial real estate	1,108,936	895,078	24,001	18,650
Home equity	-	1,763	-	-
Commercial	-	-	2,416	-

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

Loan modifications that are considered troubled debt restructurings completed during the three and six months ended June 30, 2014 and 2013, respectively were as follows:

(In Thousands, Except Number of Contracts)	Three Months Ended June 30,
	2014			2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	1	$28,615	$28,615	1	$160,992	$160,992

(In Thousands, Except Number of Contracts)	Six Months Ended June 30,
	2014			2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	1	$28,615	$28,615	2	$283,456	$283,456

There were no troubled debt restructurings modified within the past year that subsequently defaulted during the three or six month periods ended June 30, 2014 and 2013.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three and six months ended June 30, 2014 and 2013, respectively were as follows:

	2014	2013
Balance at March 31	$2,188,462	$3,793,787
Cash payments received or receivable due from the FDIC	-	(409,528)
Increase in FDIC share of estimated losses	-	-
Net amortization	(160,786)	(296,228)

Balance at June 30	$2,027,676	$3,088,031

	2014	2013
Balance at December 31	$2,515,287	$4,234,931
Cash payments received or receivable due from the FDIC	(133,990)	(590,117)
Increase in FDIC share of estimated losses	-	-
Net amortization	(353,621)	(556,783)

Balance at June 30	$2,027,676	$3,088,031

7.	Deposits

Deposit accounts are summarized as follows for the periods ending June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%

Non-interest bearing demand	$4,536,578	2.31%	$5,724,923	2.84%
NOW accounts	15,459,203	7.88	14,685,650	7.30
Money market deposit	34,249,282	17.45	36,771,038	18.27
Savings	30,972,051	15.78	30,385,019	15.09
Time deposits	111,029,014	56.58	113,755,709	56.50
Total	$196,246,128	100.00%	$201,322,339	100.00%

8.	Life Insurance and Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for three officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,268,052 and $4,264,244 at June 30, 2014 and December 31, 2013, respectively. The Plan provides that death benefits totaling $6.0 million at June 30, 2014, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the current and former presidents as well as two senior officers of the Bank. At June 30, 2014 and December 31, 2013, $1,872,169 and $1,843,021, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $636,537 and $626,627, respectively, are recognized in the financial statements.

The deferred compensation for the current and former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service. The current president's payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $43,647 and $50,841 for the three months ended June 30, 2014 and 2013 and $89,012 and $103,237 for the six months ended June 30, 2014 and 2013, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$14,850	$23,417	$31,417	$48,389
Interest cost	28,797	27,424	57,595	54,848
Net periodic benefit cost	$43,647	$50,841	$89,012	$103,237

9.	Fair Value Measurements

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$3,785,373	$-	$3,785,373
Corporate Securities	-	8,956,421	-	8,956,421
Total	$-	$12,741,794	$-	$12,741,794

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$4,393,644	$-	$4,393,644
Corporate Securities	-	10,877,361	-	10,877,361
Total	$-	$15,271,005	$-	$15,271,005

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$3,701,628	$3,701,628
Other real estate owned	-	-	495,295	495,295

	December 31, 2013
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$4,314,919	$4,314,919
Other real estate owned	-	-	267,789	267,789

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	June 30, 2014 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,631,890	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	6%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,069,738	Discounted	Discount Rates	5% to 8%	7%
		cash flows

Other real estate owned	495,295	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	2%
			Liquidation
			expenses (2)	0% to 6%	6%

	December 31, 2013 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$2,209,136	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%	10%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,105,783	Discounted	Discount rates	5% to 8%	7%
		cash flows

Other real estate owned	267,789	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	3%
			Liquidation
			expenses (2)	0% to 6%	6%

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

Impaired loans are reported at fair value utilizing level 3 inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2014, and December 31, 2013 impaired loans with a carrying value of $3,712,498 and $4,325,789 were reduced by specific valuation allowances totaling $10,870 and $10,870 resulting in a net fair value of $3,701,628 and $4,314,919 based on Level 3 inputs.

Other real estate owned is reported at fair value utilizing level 3 inputs. For these assets, a review of the collateral and an analysis of the expenses related to selling these assets are conducted and a charge-offs recorded to the allowance for loan losses.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2014 and December 31, 2013, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at June 30, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$7,507,759	$7,507,759	$7,507,759	$-	$-
Investment securities
Available for sale	12,741,794	12,741,794	-	12,741,794	-
Held to maturity	48,904,078	50,382,000	-	50,382,000	-
Loans held for sale	9,662,994	9,662,994	9,662,994	-	-
Net loans receivable	202,295,545	199,580,091	-	-	199,580,091
Accrued interest receivable	835,884	835,884	835,884	-	-
Federal Home Loan Bank stock	3,880,500	3,880,500	3,880,500	-	-
Bank-owned life insurance	4,268,052	4,268,052	4,268,052	-	-
FDIC indemnification asset	2,027,676	2,027,676	-	-	2,027,676

Financial liabilities:
Deposits	196,246,128	198,633,252	85,217,114	-	113,416,138
FHLB advance – long-term	59,000,000	60,534,000	-	-	60,534,000
Advances by borrowers for taxes and insurance	1,486,049	1,486,049	1,486,049	-	-
Accrued interest payable	165,530	165,530	165,530	-	-

	Fair Value Measurements at December 31, 2013
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$15,764,320	$15,764,320	$15,764,320	$-	$-
Investment securities
Available for sale	15,271,005	15,271,005	-	15,271,005	-
Held to maturity	51,319,785	51,876,769	-	51,876,769	-
Loans held for sale	6,142,968	6,142,968	6,142,968	-	-
Net loans receivable	198,573,229	193,502,554	-	-	193,502,554
Accrued interest receivable	796,294	796,294	796,294	-	-
Federal Home Loan Bank stock	3,675,500	3,675,500	3,675,500	-	-
Bank-owned life insurance	4,264,244	4,264,244	4,264,244	-	-
FDIC indemnification asset	2,515,287	2,515,287	-	-	2,515,287

Financial liabilities:
Deposits	201,322,339	204,450,621	87,566,631	-	116,883,990
FHLB advance – long-term	59,000,000	60,392,400	-	-	60,392,400
Advances by borrowers for taxes and insurance	1,306,823	1,306,823	1,306,823	-	-
Accrued interest payable	145,434	145,434	145,434	-	-

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at June 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $2.0 million and $2.5 million, respectively.

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

11.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at December 31, 2013	$264,360	$264,360

Other comprehensive income before reclassifications	2,076	2,076
Balance at June 30, 2014	$266,436	$266,436

Balance at December 31, 2012	$407,786	$407,786

Other comprehensive loss before reclassifications	(120,370)	(120,370)
Balance at June 30, 2013	$287,416	$287,416

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at March 31, 2014	$248,827	$248,827

Other comprehensive income before reclassifications	17,609	17,609
Balance at June 30, 2014	$266,436	$266,436

Balance at March 31, 2013	$420,167	$420,167

Other comprehensive loss before reclassifications	(132,751)	(132,751)
Balance at June 30, 2013	$287,416	$287,416

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three and six month periods ended June 30, 2014 and 2013.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets at June 30, 2014 were $299.3 million, a decrease of $6.3 million, from total assets of $305.6 million at December 31, 2013. The decrease in assets resulted primarily from a decrease in cash and cash equivalents of $8.3 million, partially offset by $3.5 million increase in loans held for sale. Total liabilities at June 30, 2014 were $259.9 million compared to $265.3 million at December 31, 2013, a decrease of $5.4 million. The decrease in liabilities was primarily due to a $5.1 million decrease in deposits. Total stockholders’ equity at June 30, 2014 decreased to $39.4 million as compared to $40.3 million from December 31, 2013. The decrease of $938,000 was primarily due to the repurchase of $1.1 million in common stock.

Cash and cash equivalents decreased to $7.5 million from $15.8 million during the six months ended June 30, 2014, a decrease of $8.3 million, or 52.4%, primarily due to a decrease in deposits of $5.1 million, an increase in loans held for sale of $3.6 million and an increase in total loans of $3.7 million, partially offset by a decrease of $5.0 million in investment securities during the period.

Investment securities available-for-sale decreased to $12.7 million from $15.3 million during the six months ended June 30, 2014, a decrease of $2.6 million, or 17.0%. The decrease in investment securities available-for-sale was attributable to $2.0 million in maturities of corporate securities and $546,000 in principal payments.

Investment securities held-to-maturity decreased to $48.9 million from $51.3 million during the six months ended June 30, 2014, a decrease of $2.4 million, or 4.7%. The decrease in investment securities held-to-maturity was attributable to $3.7 million in principal payments, partially offset by $1.4 million in purchases.

Loans-held-for sale increased to $9.7 million from $6.1 million during the six months ended June 30, 2014, an increase of $3.5 million, or 57.4%. The increase in loans held-for-sale is the result of the normal fluctuation in loan activity associated with this type of business.

Loans receivable increased $3.7 million, or 1.9% to $203.7 million at June 30, 2014, compared to $200.0 million at December 31, 2013. The increase in loans receivable is the result of increased emphasis on loan origination.

Total deposits decreased to $196.2 million from $201.3 million during the six months ended June 30, 2014, a decrease of $5.1 million, or 2.5%. The decrease in deposits was primarily due to a decrease of $2.6 million in money market accounts and $2.8 million in time deposits as a result of lower rates offered on these products.

Total FHLB advances remained unchanged at $59.0 million at June 30, 2014.

Total stockholders’ equity decreased $938,000, or 2.3% to $39.4 million at June 30, 2014, compared to $40.3 million at December 31, 2013. The decrease in stockholders’ equity is mainly due to the repurchase of 113,500 shares of common stock at a total cost of $1.1 million.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2014 and 2013

General. We recorded net income of $42,000 during the three months ended June 30, 2014 compared to net income of $47,000 during the three months ended June 30, 2013. The decrease in net income for the three month period ended June 30, 2014 was primarily related to a decrease in noninterest income, an increase in provision for loan losses and an increase in income tax expense, offset by a decrease in noninterest expense and an increase in net interest income.

We recorded net income of $12,000 during the six months ended June 30, 2014 compared to a net loss of $19,000 during the six months ended June 30, 2013. The increase in net income for the six month period ended June 30, 2014 was primarily related to a decrease in noninterest expense, an increase in net interest income and a decrease in provision for loan losses, offset by a decrease in noninterest income and an increase in income tax expense.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,346	$2,088	$4,690	$4,139
Investment securities	429	477	869	974
Other interest and dividend income	52	4	96	8
Total interest and dividend income	2,827	2,569	5,655	5,121
Interest Expense:
Deposits	419	413	844	833
FHLB advances – long-term	372	164	740	326
Advances by borrowers for taxes and insurance	1	1	2	4
Total interest expense	792	578	1,586	1,163
Net interest income	$2,035	$1,991	$4,069	$3,958

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$206,724	4.49%	$159,471	5.18%	$205,170	4.55%	$153,741	5.35%
Investment securities	64,342	2.64	69,309	2.72	65,109	2.65	70,910	2.73
Other interest-earning assets	13,202	1.58	18,015	0.09	16,051	1.21	21,794	0.07
Total interest earning-assets	284,268	3.99%	246,795	4.18%	286,330	3.98%	246,445	4.19%
Noninterest-earning assets:	16,687		17,467		16,758		17,564
Allowance for Loan Losses	(1,372)		(1,461)		(1,375)		(1,490)
Total assets	$299,583		$262,801		$301,713		$262,519

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$15,445	0.18%	$14,230	0.25%	$15,496	0.17%	$14,070	0.26%
Money Market Deposits	34,699	0.37	38,569	0.42	34,975	0.36	38,896	0.43
Savings accounts	31,021	0.25	30,378	0.28	30,863	0.25	30,271	0.29
Time deposits	110,518	1.31	104,005	1.32	111,605	1.32	104,155	1.34
Total interest-bearing deposits	191,683	0.88%	187,182	0.88%	192,939	0.88%	187,392	0.90%
FHLB advances – long-term	59,000	2.53	23,406	2.81	59,000	2.53	23,158	2.84
Advances by borrowers for taxes and insurance	1,214	0.33	960	0.42	1,232	0.33	927	0.87
Total interest-bearing liabilities	251,897	1.26%	211,548	1.10%	253,171	1.26%	211,477	1.11%
Noninterest-bearing liabilities:	8,098		9,942		8,578		9,730
Total liabilities	259,995		221,490		261,749		221,207
Retained earnings	39,588		41,311		39,964		41,312
Total liabilities and retained earnings	$299,583		$262,801		$301,713		$262,519

Interest rate spread		2.73%		3.08%		2.72%		3.08%
Net yield on interest-bearing assets		2.87%		3.24%		2.87%		3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities		112.85%		116.66%		113.10%		116.54%

Net Interest Income. Net interest income for the three months ended June 30, 2014 increased $44,000 from the same period last year. Our net interest rate spread decreased to 2.73% for the three months ended June 30, 2014 from 3.08% for the same period last year. The primary reasons for the slight increase in net interest income for the three month period are a higher average balance of loans, partially offset by a higher average balance of FHLB advances, a lower average balance of investment securities and a lower average balance of other interest-earning assets. Also contributing to the higher net interest income was a lower average rate paid on FHLB advances, partially offset by a lower average rate earned on loans and investment securities. The average balance of loans increased during the three months ended June 30, 2014 due to increased loan originations.

Net interest income for the six months ended June 30, 2014 increased $111,000 from the same period last year. Our net interest rate spread decreased to 2.72% for the six months ended June 30, 2014 from 3.08% for the same time period last year. The primary reasons for the increase in net interest income for the six month period are a higher average balance of loans, partially offset by a higher average balance of FHLB advances, a lower average balance of investment securities and a lower average balance of other interest-earning assets. Also contributing to the higher net interest income was a lower average rate paid on deposits and on FHLB advances, partially offset by a lower average rate earned on loans and investment securities. The average balance of loans increased during the six months ended June 30, 2014 due to increased loan originations.

Provision for Loan Losses. For the three months ended June 30, 2014 we recorded a provision for loan losses of $34,000 as compared to $25,000 for the three months ended June 30, 2013. The provisions reflect management’s assessment of lending activities, growth in the loan portfolio, decreased non-performing loans, levels of current delinquencies and current economic conditions. Loan charge-offs during the three months ended June 30, 2014 were $34,000 as compared to $461,000 during the three months ended June 30, 2013.

For the six months ended June 30, 2014 we recorded a provision for loan losses of $49,000 as compared to $114,000 for the six months ended June 30, 2013. The provisions reflect management’s assessment of lending activities, growth in the loan portfolio, decreased non-performing loans, levels of current delinquencies and current economic conditions. Loan charge-offs during the six months ended June 30, 2014 were $45,000 as compared to $558,000 during the six months ended June 30, 2013.

Noninterest Income. The following table shows the components of noninterest income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$33	$35	$63	$66
Earnings on bank-owned life insurance	2	8	4	14
Gain on sale of loans, net	1,020	1,418	1,610	2,581
Rental Income	69	70	140	145
Other	3	58	147	89
Total	$1,127	$1,589	$1,964	$2,895

The $462,000 decrease in noninterest income during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to a $398,000 decrease in gain on the sale of loans and a decrease of $55,000 in other noninterest income due to an increase of $66,000 in the loss on the sale of REO. The decrease in the gain on the sale of loans is due to an increase in rates during the period as compared to the same period last year, as well as the lingering effects on loan sales during the period due to the extreme cold weather during the first quarter as compared to the same period in the prior year.

The $931,000 decrease in noninterest income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to a $971,000 decrease in gain on sale of loans and $10,000 decrease in earnings on bank-owned life insurance, partially offset by a $58,000 increase in other noninterest income. The decrease in the gain on the sale of loans is due to an increase in rates during the period as compared to the same period last year, as well as the effects on loan sales during the period due to the extreme cold weather during the first quarter as compared to the same period in the prior year. The increase in other noninterest income is related to a $100,000 non-refundable forward commitment fee received during the period, partially offset a $49,000 increase in the loss on the sale of REO.

Noninterest Expense. The following table shows the components of noninterest expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$1,853	$2,133	$3,435	$4,127
Occupancy and equipment	347	350	757	700
Federal deposit insurance premiums	86	78	171	155
Data processing expense	110	109	222	207
Professional fees	142	175	270	333
Other	518	643	1,096	1,254
Total	$3,056	$3,488	$5,951	$6,776

The $432,000 decrease in noninterest expense during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to a $280,000 decrease in compensation and employee benefits, a $125,000 decrease in other expenses and a $33,000 decrease in professional fees. The decrease in compensation and employee benefits expense is primarily related to a decrease of $308,000 related to our Retail Mortgage Banking Division partially offset by a $40,000 increase in expenses related to restricted stock and option plans. The decrease in other noninterest expense is primarily related to a decrease of $116,000 related to the amortization of the FDIC indemnification asset. The decrease in professional fees is the result of lower expenses related to the change in several service providers.

The $825,000 decrease in noninterest expense during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to a $692,000 decrease in compensation and employee benefits, a $158,000 decrease in other expenses and a $63,000 decrease in professional fees, partially offset by a $57,000 increase in occupancy and equipment expense and a $15,000 increase in data processing expense. The $692,000 decrease in compensation and employee benefits is primarily related to a $765,000 decrease related to our Retail Mortgage Banking Division, partially offset by a $79,000 increase in expenses related to restricted stock and options plans. The decrease in other noninterest expense is primarily related to a decrease of $185,000 related to the amortization of the FDIC indemnification asset. The decrease in professional fees is a result of lower expenses related to the change in several service providers. The increase in occupancy and equipment is related to a $33,000 increase in the cost of snow removal and the increase of other expenses related to the operation of our facilities and properties.

Income Taxes. We recorded a tax expense of $29,000 for the three months ended June 30, 2014 compared to tax expense of $20,000 during the three months ended June 30, 2013. The increase of the tax expense resulted from the increase in our taxable operating profits.

We recorded a tax expense of $21,000 for the six months ended June 30, 2014 compared to a tax benefit of $17,000 during the six months ended June 30, 2013. The increase of tax expense resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $7.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.7 million at June 30, 2014. In addition, at June 30, 2014 we had the ability to borrow a total of approximately $142.9 million from the FHLB of Pittsburgh. On June 30, 2014, we had $59.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At June 30, 2014, we had $6.6 million in mortgage loan commitments outstanding and $4.7 million in unused lines of credit. Time deposits due within one year of June 30, 2014 totaled $38.7 million, or 34.9% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For six months ended June 30, 2014 and the year ended December 31, 2013 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At June 30, 2014, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. At June 30, 2014 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities for the second quarter of 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1 - 30, 2014	50,000	$10.04	95,000	80,563
May 1 - 31, 2014	16,000	10.04	111,000	64,563
June 1 - 30, 2014	2,500	10.05	113,500	62,063

Total	68,500	$10.04	113,500

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

101           The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

POLONIA BANCORP, INC.

Date: August 12, 2014	By:	/s/ Anthony J. Szuszczewicz
Anthony J. Szuszczewicz
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2014	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

