Form 10-Q/A
period 2014-03-31
Polonia Bancorp Inc
filed 2014-11-13
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Polonia Bancorp, Inc

Quarterly Report on Form 10-Q/A for the period ended March 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to reflect the results of restatement due to a $100,000 payment received in March of 2014 being recorded in income as a non-refundable fee under a loan commitment agreement. The payment received was, in fact, a refundable rate lock fee to buffer any escalation in rates on loans that would be funded under the loan commitment. Therefore, these funds should not have been recorded as income, but rather as a liability. As a result, certain reclassifications occurred primarily between other liabilities, retained earnings, other noninterest income and income tax benefit. This also resulted in updating corresponding disclosures under the headings Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Unaudited Consolidated Financial Statements.

Except as set forth above, we have not modified or updated disclosures presented in this Form 10-Q to reflect events or developments that have occurred after this date of its original filing. Among other things, forward-looking statements made in the Form 10-Q upon its initial filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after that date (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the initial filing of the Form 10-Q.

2

POLONIA BANCORP, INC.
Table of Contents

PART 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
	(Restated)
ASSETS
Cash and due from banks	$2,286,417	$1,792,837
Interest-bearing deposits with other institutions	11,673,995	13,971,483
Cash and cash equivalents	13,960,412	15,764,320

Investment securities available for sale	14,915,523	15,271,005
Investment securities held to maturity (fair value of $51,749,847 and $51,876,769)	50,873,304	51,319,785
Loans held for sale	7,236,314	6,142,968
Loans receivable	181,390,818	183,428,136
Covered loans	16,108,823	16,523,106
Total loans	197,499,641	199,951,242
Less: allowance for loan losses	1,381,706	1,378,013
Net loans	196,117,935	198,573,229
Accrued interest receivable	853,891	796,294
Federal Home Loan Bank stock	3,661,300	3,675,500
Premises and equipment, net	4,693,702	4,788,182
Bank-owned life insurance	4,266,146	4,264,244
FDIC indemnification asset	2,188,462	2,515,287
Other assets	3,174,798	2,471,754
TOTAL ASSETS	$301,941,787	$305,582,568

LIABILITIES
Deposits	$198,835,235	$201,322,339
FHLB advances – long term	59,000,000	59,000,000
Advances by borrowers for taxes and insurance	968,574	1,306,823
Accrued interest payable	158,757	145,434
Other liabilities	3,148,394	3,507,483
TOTAL LIABILITIES	262,110,960	265,282,079

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,466,276 and 3,511,276 shares issued)	34,663	35,113
Additional paid-in-capital	26,405,988	26,795,498
Retained earnings	14,757,443	14,853,884
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (195,759 and 200,542 shares)	(1,616,094)	(1,648,366)
Accumulated other comprehensive income	248,827	264,360
TOTAL STOCKHOLDERS’ EQUITY	39,830,827	40,300,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,941,787	$305,582,568

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months
	Ended March 31,
	2014	2013
	(Restated)
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,343,601	$2,050,998
Investment securities	440,541	496,477
Other interest and dividend income	44,041	4,818
Total interest and dividend income	2,828,183	2,552,293

INTEREST EXPENSE
Deposits	425,475	420,778
FHLB advances – long term	367,892	161,438
Advances by borrowers for taxes and insurance	948	2,727
Total interest expense	794,315	584,943

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	2,033,868	1,967,350
Provision for loan losses	15,000	88,817

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,018,868	1,878,533

NONINTEREST INCOME
Service fees on deposit accounts	30,687	30,821
Earnings on bank-owned life insurance	1,902	6,195
Gain on sale of loans, net	590,163	1,162,993
Rental income	70,502	74,858
Other	43,754	31,488
Total noninterest income	737,008	1,306,355

NONINTEREST EXPENSE
Compensation and employee benefits	1,582,296	1,994,045
Occupancy and equipment	409,006	348,941
Federal deposit insurance premiums	85,108	77,276
Data processing expense	112,032	98,651
Professional fees	128,333	157,352
Other	577,645	611,483
Total noninterest expense	2,894,420	3,287,748

Loss before income tax benefit	(138,545)	(102,860)
Income tax benefit	(42,104)	(37,079)

NET LOSS	$(96,441)	$(65,781)

EARNINGS PER SHARE – Basic and Diluted	$(0.03)	$(0.02)

See accompanying notes to the unaudited consolidated financial statements.

5

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Restated)

Net loss	$(96,441)	$(65,781)

Changes in net unrealized gain (loss) on investment securities available for sale	(23,535)	18,758

Tax effect	8,002	(6,377)

Total other comprehensive income (loss)	(15,533)	12,381

Total comprehensive loss	$(111,974)	$(53,400)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In-	Retained	Unallocated Shared Held	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total

Balance, December 31, 2013	3,511,276	$35,113	$26,795,498	$14,853,884	$(1,648,366)	$264,360	$40,300,489

Net loss (Restated)				(96,441)			(96,441)
Other comprehensive loss, net						(15,533)	(15,533)
Stock options compensation expense			22,148				22,148
Allocation of unearned ESOP shares			6,059		32,272		38,331
Allocation of unearned RSP shares			30,333				30,333
Repurchase of stock	(45,000)	(450)	(448,050)				(448,500)

Balance, March 31, 2014 (Restated)	3,466,276	$34,663	$26,405,988	$14,757,443	$(1,616,094)	$248,827	$39,830,827

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Restated)
OPERATING ACTIVITIES
Net loss	$(96,441)	$(65,781)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	15,000	88,817
Depreciation, amortization, and accretion	336,553	413,129
Proceeds from sale of loan	10,705,791	31,627,998
Net gain on sale of loans	(590,163)	(1,162,993)
Loans originated for sale	(11,208,974)	(29,923,630)
Gain on the sale of other real estate owned	-	(7,553)
Earnings on bank-owned life insurance	(1,902)	(6,195)
Deferred federal income taxes	(5,791)	(5,058)
Increase (decrease) in accrued interest receivable	(57,597)	6,447
Increase (decrease) in accrued interest payable	13,323	(2,004)
Decrease (increase) in accrued payroll and commissions	(425,202)	135,538
Compensation expense for stock options, ESOP and restricted stock	90,812	41,182
Other, net	(109,378)	(495,842)
Net cash (used for) provided by operating activities	(1,333,969)	644,055

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	336,430	671,624
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,789,611	4,334,707
Purchases	(1,383,038)	-
Decrease (increase) in loans receivable, net	1,512,139	(3,129,896)
Decrease in covered loans	420,636	1,675,701
Redemptions of Federal Home Loan Bank stock	14,200	285,800
Proceeds from the sale of other real estate owned	2,024	229,851
Payments received from FDIC under loss share agreement	133,990	180,589
Purchase of premises and equipment	(22,078)	(45,816)
Net cash provided by investing activities	2,803,914	4,202,560

FINANCING ACTIVITIES
Decrease in deposits, net	(2,487,104)	(1,480,094)
Repayment of Federal Home Loan Bank advance – long-term	-	(3,500,000)
Re-purchase of stock	(448,500)	-
Decrease in advances by borrowers for taxes and insurance, net	(338,249)	(251,783)
Net cash used for financing activities	(3,273,853)	(5,231,877)
Decrease in cash and cash equivalents	(1,803,908)	(385,262)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,764,320	25,061,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,960,412	$24,676,404

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$780,992	$586,947
Income taxes	400,000	300,000
Noncash items:
Loans transferred to other real estate owned	503,722	208,759

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

The Bank was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through six offices located in the Greater Philadelphia area. As of December 31, 2013, the Bank was subject to regulation by the Office of Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Restatement of Consolidated Financial Statements

On November 5, 2014, Polonia Bank determined that a $100,000 payment received and recorded as income in March 2014 was recorded in error and should have been recorded as a liability. This payment, originally determined to be a non-refundable fee under a loan commitment agreement, is now deemed a refundable fee.

The effects of the restatement on the Company’s consolidated balance sheet, statement of income, statement of comprehensive income, and statement of cash flows as of and for the three month period ended March 31, 2014 are summarized as follows:

Condensed Consolidated Statement of Income	As of and for the Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated

Noninterest Income
Other	$143,754	$(100,000)	$43,754
Total noninterest income	837,008	(100,000)	737,008
Loss before income tax benefit	(38,545)	(100,000)	(138,545)
Income tax benefit	(8,104)	(34,000)	(42,104)
Net loss	(30,441)	(66,000)	(96,441)
Earnings per share – basic and diluted	(0.01)	(0.02)	(0.03)

Condensed Consolidated Statement of Comprehensive Income

Net Loss	$(30,441)	$(66,000)	$(96,441)
Total comprehensive loss	(45,974)	(66,000)	(111,974)

Condensed Consolidated Balance Sheet

Liabilities
Other liabilities	$3,082,394	$66,000	$3,148,394
Total liabilities	262,044,960	66,000	262,110,960
Stockholders’ equity
Retained earnings	14,823,443	(66,000)	14,757,443
Total stockholders’ equity	39,896,827	(66,000)	39,830,827

Condensed Consolidated Statement of Cash Flows

Operating Activities
Net Loss	$(30,441)	$(66,000)	$(96,441)
Other, net	(175,378)	66,000	(109,378)
Net cash used for operating activities	1,333,969	-	1,333,969

2.	Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net loss as presented on the Consolidated Statement of Income will be used as the numerator.

The following table set forth the composition of the weighted-average shares (denominator) used in the basic and diluted earnings per share computation.

	Three Months Ended
	March 31,
	2014	2013
Net Loss:	$(96,441)	$(65,781)

Weighted average number of shares issued	3,507,443	3,657,607
Less weighted average number of unearned ESOP shares	(197,406)	(216,694)
Less weighted average number of nonvested restricted stock awards	(58,426)	(2,679)
Weighted average shares outstanding basic	3,251,611	3,438,234
Weighted average shares outstanding diluted	3,251,611	3,438,234
Earnings per share:
Basic	$(0.03)	$(0.02)
Diluted	(0.03)	(0.02)

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

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three months ended March 31, 2014 and 2013, respectively were as follows:

	2014	2013
Balance at December 31	$2,515,287	$4,234,931
Cash payments received or receivable due from the FDIC	(133,990)	(180,589)
Increase in FDIC share of estimated losses	-	-
Net amortization	(192,835)	(260,555)

Balance at March 31	$2,188,462	$3,793,787

7.	Deposits

Deposit accounts are summarized as follows for the periods ending March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%

Non-interest bearing demand	$5,713,731	2.87%	$5,724,923	2.84%
NOW accounts	15,159,067	7.62	14,685,650	7.30
Money market deposit	34,928,968	17.57	36,771,038	18.27
Savings	30,953,348	15.57	30,385,019	15.09
Time deposits	112,080,121	56.37	113,755,709	56.50
Total	$198,835,235	100.00%	$201,322,339	100.00%

8.	Life Insurance and Retirement Plan

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

	March 31, 2014 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,736,422	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	6%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,075,236	Discounted	Discount Rates	5% to 8%	7%
		cash flows

Other real estate owned	769,486	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	1%
			Liquidation
			expenses (2)	0% to 6%	6%

	December 31, 2013 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$2,209,136	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%	10%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,105,783	Discounted	Discount rates	5% to 8%	7%
		cash flows

Other real estate owned	267,789	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	3%
			Liquidation
			expenses (2)	0% to 6%	6%

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

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at March 31, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$13,960,412	$13,960,412	$13,960,412	$-	$-
Investment securities
Available for sale	14,915,523	14,915,523	-	14,915,523	-
Held to maturity	50,873,304	51,749,847	-	51,749,847	-
Loans held for sale	7,236,314	7,236,314	7,236,314	-	-
Net loans receivable	196,117,935	191,725,612	-	-	191,725,612
Accrued interest receivable	853,891	853,891	853,891	-	-
Federal Home Loan Bank stock	3,661,300	3,661,300	3,661,300	-	-
Bank-owned life insurance	4,266,146	4,266,146	4,266,146	-	-
FDIC indemnification asset	2,188,462	2,188,462	-	-	2,188,462

Financial liabilities:
Deposits	198,835,235	201,390,662	86,755,115	-	114,635,547
FHLB advance – long-term	59,000,000	61,230,200	-	-	61,230,200
Advances by borrowers for taxes and insurance	968,574	968,574	968,574	-	-
Accrued interest payable	158,757	158,757	158,757	-	-

	Fair Value Measurements at December 31, 2013
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$15,764,320	$15,764,320	$15,764,320	$-	$-
Investment securities
Available for sale	15,271,005	15,271,005	-	15,271,005	-
Held to maturity	51,319,785	51,876,769	-	51,876,769	-
Loans held for sale	6,142,968	6,142,968	6,142,968	-	-
Net loans receivable	198,573,229	193,502,554	-	-	193,502,554
Accrued interest receivable	796,294	796,294	796,294	-	-
Federal Home Loan Bank stock	3,675,500	3,675,500	3,675,500	-	-
Bank-owned life insurance	4,264,244	4,264,244	4,264,244	-	-
FDIC indemnification asset	2,515,287	2,515,287	-	-	2,515,287

Financial liabilities:
Deposits	201,322,339	204,450,621	87,566,631	-	116,883,990
FHLB advance – long-term	59,000,000	60,392,400	-	-	60,392,400
Advances by borrowers for taxes and insurance	1,306,823	1,306,823	1,306,823	-	-
Accrued interest payable	145,434	145,434	145,434	-	-

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets at March 31, 2014 were $301.9 million, a decrease of $3.7 million, from total assets of $305.6 million at December 31, 2013. The decrease in assets resulted primarily from a decrease in our loan portfolio of $2.0 million and a decrease in cash and cash equivalents of $1.8 million. Total liabilities at March 31, 2014 were $262.1 million compared to $265.3 million at December 31, 2013, a decrease of $3.2 million. The decrease in liabilities was primarily due to a $2.5 million decrease in deposits and a $359,000 decrease in other liabilities. Total stockholders’ equity at March 31, 2014 decreased to $39.8 million as compared to $40.3 million from December 31, 2013. The decrease of $470,000 was primarily due to the repurchase of $449,000 in common stock.

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

Total stockholders’ equity decreased $470,000, or 1.2% to $39.8 million at March 31, 2014, compared to $40.3 million at December 31, 2013. The decrease in stockholders’ equity is partially due to the repurchase of 45,000 shares of common stock at a total cost of $449,000.

Comparison of Operating Results For the Three Months Ended March 31, 2014 and 2013

General. We recorded a net loss of $96,000 during the three months ended March 31, 2014 compared to a net loss of $66,000 during the three months ended March 31, 2013. The decreased net loss for the three month period ended March 31, 2014 was primarily related to a decrease in noninterest expense of $394,000, a decrease in provision for loan losses of $74,000 and an increase of $67,000 in net interest income, partially offset by a $569,000 decrease in noninterest income.

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

Noninterest Income. The following table shows the components of noninterest income for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Service fees on deposit accounts	$31	$31
Earnings on bank-owned life insurance	2	6
Gain on sale of loans, net	590	1,163
Rental Income	70	75
Other	44	31
Total	$737	$1,306

The $569,000 decrease in noninterest income during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to a $573,000 decrease in gain on the sale of loans, partially offset by a $13,000 increase in other noninterest income. The decrease in the gain on the sale of loans is due to an increase in rates during the period as compared to the same period last year, as well as the effects on loan sales during the period due to the extreme cold weather as compared to the same period in the prior year.

Noninterest Expense. The following table shows the components of non-interest expense for the three ended March 31, 2014 and 2013.

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

Income Taxes. We recorded a tax benefit of $42,000 for the three months ended March 31, 2014 compared to a tax benefit of $37,000 during the three months ended March 31, 2013. The increase of the tax benefit resulted from the increase in our operating losses.

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

Item 6. Exhibits

3.1           Articles of Incorporation of Polonia Bancorp, Inc.(1)

3.2           Bylaws of Polonia Bancorp, Inc.(2)

4.0           Stock Certificate of Polonia Bancorp, Inc.(3)

31.1         Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer and Chief Financial Officer

32.0         Section 1350 Certification

101         The following materials from the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

POLONIA BANCORP, INC.

Date: November 13, 2014	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Interim Chief Executive Officer and
Chief Financial Officer and Treasurer
(principal executive officer and
chief financial and accounting officer)

