Form 10-Q/A
period 2014-06-30
Polonia Bancorp Inc
filed 2014-11-13
CIK 1528610

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

Polonia Bancorp, Inc

Quarterly Report on Form 10-Q/A for the period ended June 30, 2014

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

2

POLONIA BANCORP, INC.
Table of Contents

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
	(Restated)
ASSETS
Cash and due from banks	$1,561,509	$1,792,837
Interest-bearing deposits with other institutions	5,946,250	13,971,483
Cash and cash equivalents	7,507,759	15,764,320

Investment securities available for sale	12,741,794	15,271,005
Investment securities held to maturity (fair value of $50,382,000 and $51,876,769)	48,904,078	51,319,785
Loans held for sale	9,662,994	6,142,968
Loans receivable	188,185,750	183,428,136
Covered loans	15,491,987	16,523,106
Total loans	203,677,737	199,951,242
Less: allowance for loan losses	1,382,192	1,378,013
Net loans	202,295,545	198,573,229
Accrued interest receivable	835,884	796,294
Federal Home Loan Bank stock	3,880,500	3,675,500
Premises and equipment, net	4,409,982	4,788,182
Bank-owned life insurance	4,268,052	4,264,244
FDIC indemnification asset	2,027,676	2,515,287
Other assets	2,731,959	2,471,754
TOTAL ASSETS	$299,266,223	$305,582,568

LIABILITIES
Deposits	$196,246,128	$201,322,339
FHLB advances – long term	59,000,000	59,000,000
Advances by borrowers for taxes and insurance	1,486,049	1,306,823
Accrued interest payable	165,530	145,434
Other liabilities	3,072,591	3,507,483
TOTAL LIABILITIES	259,970,298	265,282,079

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,397,776 and 3,511,276 shares issued)	33,978	35,113
Additional paid-in-capital	25,779,192	26,795,498
Retained earnings	14,799,744	14,853,884
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (190,977 and 200,542 shares)	(1,583,425)	(1,648,366)
Accumulated other comprehensive income	266,436	264,360
TOTAL STOCKHOLDERS’ EQUITY	39,295,925	40,300,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,266,223	$305,582,568

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
			(Restated)
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,346,068	$2,087,758	$4,689,669	$4,138,756
Investment securities	428,834	477,384	869,375	973,861
Other interest and dividend income	51,934	3,455	95,975	8,274
Total interest and dividend income	2,826,836	2,568,597	5,655,019	5,120,891

INTEREST EXPENSE
Deposits	418,886	412,577	844,361	833,356
FHLB advances – long term	371,979	164,376	739,871	325,814
Advances by borrowers for taxes and insurance	913	745	1,861	3,472
Total interest expense	791,778	577,698	1,586,093	1,162,642

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	2,035,058	1,990,899	4,068,926	3,958,249
Provision for loan losses	34,158	25,000	49,158	113,817

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,000,900	1,965,899	4,019,768	3,844,432

NONINTEREST INCOME
Service fees on deposit accounts	32,947	35,082	63,634	65,903
Earnings on bank-owned life insurance	1,906	7,984	3,808	14,179
Gain on sale of loans, net	1,019,753	1,418,250	1,609,916	2,581,243
Rental income	69,179	70,272	139,681	145,130
Other	3,083	57,510	46,837	88,998
Total noninterest income	1,126,868	1,589,098	1, 863,876	2,895,453

NONINTEREST EXPENSE
Compensation and employee benefits	1,853,163	2,133,195	3,435,459	4,127,240
Occupancy and equipment	347,495	350,383	756,501	699,324
Federal deposit insurance premiums	85,608	78,039	170,716	155,315
Data processing expense	109,585	108,552	221,617	207,203
Professional fees	141,791	175,263	270,124	332,615
Other	518,460	642,555	1,096,105	1,254,038
Total noninterest expense	3,056,102	3,487,987	5,950,522	6,775,735

Income (loss) before income tax expense (benefit)	71,666	67,010	(66,878)	(35,850)
Income tax expense (benefit)	29,366	20,107	(12,738)	(16,972)

NET INCOME (LOSS)	$42,300	$46,903	$(54,140)	$(18,878)

EARNINGS PER SHARE – Basic and Diluted	$0.01	$0.01	$(0.02)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
			(Restated)

Net income (loss)	$42,300	$46,903	$(54,140)	$(18,878)

Changes in net unrealized gain (loss) on investment securities available for sale	26,680	(201,138)	3,145	(182,380)

Tax effect	(9,071)	68,387	(1,069)	62,010

Total other comprehensive income (loss)	17,609	(132,751)	2,076	(120,370)

Total comprehensive income (loss)	$59,909	$(85,848)	$(52,064)	$(139,248)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In-	Retained	Unallocated Shared Held	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total

Balance, December 31, 2013	3,511,276	$35,113	$26,795,498	$14,853,884	$(1,648,366)	$264,360	$40,300,489

Net loss (Restated)				(54,140)			(54,140)
Other comprehensive income, net						2,076	2,076
Stock options compensation expense			44,296				44,296
Allocation of unearned ESOP shares			12,595		64,941		77,536
Allocation of unearned RSP shares			61,833				61,833
Repurchase of stock	(113,500)	(1,135)	(1,135,030)				(1,136,165)

Balance, June 30, 2014 (Restated)	3,397,776	$33,978	$25,779,192	$14,799,744	$(1,583,425)	$266,436	$39,295,925

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Restated)
OPERATING ACTIVITIES
Net loss	$(54,140)	$(18,878)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for loan losses	49,158	113,817
Depreciation, amortization, and accretion	622,187	803,530
Proceeds from sale of loans	30,229,474	71,797,153
Net gain on sale of loans	(1,609,916)	(2,581,243)
Loans originated for sale	(32,139,584)	(68,489,016)
Loss (gain) on the sale of other real estate owned	65,921	(7,553)
Earnings on bank-owned life insurance	(3,808)	(14,179)
Deferred federal income taxes	(10,747)	(13,260)
(Increase) decrease in accrued interest receivable	(39,590)	27,249
Increase in accrued interest payable	20,096	9,935
Decrease (increase) in accrued payroll and commissions	(476,589)	267,294
Compensation expense for stock options, ESOP and restricted stock	183,665	84,555
Other, net	17,315	(13,111)
Net cash (used for) provided by operating activities	(3,146,558)	1,966,293

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	2,546,216	1,291,574
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,720,432	8,093,106
Purchases	(1,383,038)	(6,062,361)
Increase in loans receivable, net	(5,331,511)	(31,734,121)
Decrease in covered loans	1,032,116	3,082,243
Purchases of Federal Home Loan Bank stock	(220,900)	(772,000)
Redemptions of Federal Home Loan Bank stock	15,900	290,400
Proceeds from the sale of other real estate owned	469,536	234,351
Payments received from FDIC under loss share agreement	133,990	590,117
Purchase of premises and equipment	(59,594)	(210,138)
Net cash provided by (used for) investing activities	923,147	(25,196,829)

FINANCING ACTIVITIES
Decrease in deposits, net	(5,076,211)	(3,378,179)
Proceeds from Federal Home Loan Bank advances – long-term	-	16,000,000
Repayment of Federal Home Loan Bank advance – long-term	-	(3,500,000)
Increase in advances by borrowers for taxes and insurance, net	179,226	369,706
Re-purchase of stock	(1,136,165)	-
Net cash (used for) provided by financing activities	(6,033,150)	9,491,527
Decrease in cash and cash equivalents	(8,256,561)	(13,739,009)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,764,320	25,061,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,507,759	$11,322,657

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,565,997	$1,152,707
Income taxes	425,000	300,000
Noncash items:
Loans transferred to other real estate owned	525,422	208,759
Transfer from premises and equipment to other real estate owned	213,805	-

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

The effects of the restatement on the Company’s consolidated balance sheet, statement of income, statement of comprehensive income and statement of cash flows as of and for the six month period ended June 30, 2014 are summarized as follows:

Condensed Consolidated Statement of Income	As of and for the Six Months Ended June 30, 2014
	As Previously Reported	Adjustment	As Restated
Noninterest Income
Other	$146,837	$(100,000)	$46,837
Total noninterest income	1,963,876	(100,000)	1,863,876
Income (loss) before income tax benefit	33,122	(100,000)	(66,878)
Income tax expense (benefit)	21,262	(34,000)	(12,738)
Net income (loss)	11,860	(66,000)	(54,140)
Earnings per share – basic and diluted	0.00	(0.02)	(0.02)

Condensed Consolidated Statement of
Comprehensive Income

Net Income (loss)	$11,860	$(66,000)	$(54,140)
Total comprehensive income (loss)	13,936	(66,000)	(52,064)

Condensed Consolidated Balance Sheet

Liabilities
Other liabilities	$3,006,591	$66,000	$3,072,591
Total liabilities	259,904,298	66,000	259,970,298
Stockholders’ equity
Retained earnings	14,865,744	(66,000)	14,799,744
Total stockholders’ equity	39,361,925	(66,000)	39,295,925

Condensed Consolidated Statement of Cash Flows

Operating Activities
Net income (loss)	$11,860	$(66,000)	$(54,140)
Other, net	(48,685)	66,000	17,315
Net cash used for operating activities	(3,146,558)	-	(3,146,558)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss):	$42,300	$46,903	$(54,140)	$(18,878)

Weighted average number of shares issued	3,424,518	3,657,607	3,461,306	3,657,607
Less weighted average number of unearned ESOP shares	(192,624)	(212,158)	(195,002)	(214,414)
Less weighted average number of nonvested restricted stock awards	(55,354)	-	(56,881)	-
Weighted average shares outstanding basic	3,176,540	3,445,449	3,209,423	3,443,193
Dilutive effect of stock options	27,294	-	26,064	-
Weighted average shares outstanding diluted	3,203,834	3,445,449	3,235,487	3,443,193
Earnings per share:
Basic	$0.01	$0.01	$(0.02)	$(0.01)
Diluted	0.01	0.01	(0.02)	(0.01)

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

	June 30, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,682,913	$(103,348)	$7,682,913	$(103,348)
Freddie Mac	-	-	7,555,196	(176,470)	7,555,196	(176,470)
Collateralized mortgage obligations- government sponsored entities	248,356	(3,976)	174,455	(1,525)	422,811	(5,501)
Total mortgage-backed
Securities	248,356	(3,976)	15,412,564	(281,343)	15,660,920	(285,319)
Corporate securities	-	-	1,491,485	(8,451)	1,491,485	(8,451)

Total	$248,356	$(3,976)	$16,904,049	$(289,794)	$17,152,405	$(293,770)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$10,051,822	$(314,531)	$-	$-	$10,051,822	$(314,531)
Freddie Mac	7,797,111	(389,539)	-	-	7,797,111	(389,539)
Government National Mortgage
Association	2,924	(2)	-	-	2,924	(2)
Collateralized mortgage obligations- government sponsored entities	241,892	(9,714)	131,156	(13,216)	373,048	(22,930)
Total mortgage-backed
Securities	18,093,749	(713,786)	131,156	(13,216)	18,224,905	(727,002)
Corporate securities	2,484,955	(18,866)	496,295	(3,705)	2,981,250	(22,571)

Total	$20,578,704	$(732,652)	$627,451	$(16,921)	$21,206,155	$(749,573)

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

The following table presents recorded investment in the loan classes based on payment activity as of June 30, 2014 and December 31, 2013:

	At June 30, 2014
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$178,469,708	$2,254,838	$1,136,388	$1,626,013	$785,146
Nonperforming	1,683,785	-	-	81,433	-
Total	$180,153,493	$2,254,838	$1,136,388	$1,707,446	$785,146

	At December 31, 2013
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$174,403,839	$2,365,094	$512,749	$1,697,342	$828,874
Nonperforming	2,642,017	-	-	109,561	-
Total	$177,045,856	$2,365,094	$512,749	$1,806,903	$828,874

The following table presents an aging analysis of the recorded investment of past-due loans.

	At June 30, 2014
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$269,402	$683,137	$1,683,785	$2,636,324	$177,517,169	$180,153,493	$-
Multi-family and commercial real estate	82,303	-	288,042	370,345	16,920,316	17,290,661	-
Commercial	-	-	-	-	171,219	171,219	-
Home equity	-	-	-	-	2,254,838	2,254,838	-
HELOCs	-	-	-	-	1,136,388	1,136,388	-
Education and other Consumer	4,832	65,252	81,433	151,517	1,555,929	1,707,446	-
Non-covered consumer loans purchased	15,279	-	-	15,279	769,867	785,146	-
Total	$371,816	$748,389	$2,053,260	$3,173,465	$200,325,726	$203,499,191	$-

	At December 31, 2013
							Recorded
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Investment > 90 Days and Accruing
One-to-four family real estate	$1,079,037	$505,505	$2,642,017	$4,226,559	$172,819,297	$177,045,856	$-
Multi-family and commercial real estate	405,877	-	110,501	516,378	16,601,195	17,117,573	-
Commercial	-	-	-	-	156,871	156,871	-
Home equity	-	-	-	-	2,365,094	2,365,094	-
HELOCs	-	-	-	-	512,749	512,749	-
Education and other Consumer	19,679	56,177	109,561	185,417	1,621,486	1,806,903	-
Non-covered consumer loans purchased	875	-	-	875	827,999	828,874	-
Total	$1,505,468	$561,682	$2,862,079	$4,929,229	$194,904,691	$199,833,920	$-

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets at June 30, 2014 were $299.3 million, a decrease of $6.3 million, from total assets of $305.6 million at December 31, 2013. The decrease in assets resulted primarily from a decrease in cash and cash equivalents of $8.3 million, partially offset by $3.5 million increase in loans held for sale. Total liabilities at June 30, 2014 were $260.0 million compared to $265.3 million at December 31, 2013, a decrease of $5.3 million. The decrease in liabilities was primarily due to a $5.1 million decrease in deposits. Total stockholders’ equity at June 30, 2014 decreased to $39.3 million as compared to $40.3 million from December 31, 2013. The decrease of $1.0 million was primarily due to the repurchase of $1.1 million in common stock.

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

Total stockholders’ equity decreased $1.0 million, or 2.5% to $39.3 million at June 30, 2014, compared to $40.3 million at December 31, 2013. The decrease in stockholders’ equity is mainly due to the repurchase of 113,500 shares of common stock at a total cost of $1.1 million.

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

We recorded a net loss of $54,000 during the six months ended June 30, 2014 compared to a net loss of $19,000 during the six months ended June 30, 2013. The increase in the net loss for the six month period ended June 30, 2014 was primarily related to a decrease in noninterest income partially offset by, a decrease in noninterest expense, an increase in net interest income and a decrease in provision for loan losses.

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

Noninterest Income. The following table shows the components of noninterest income for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$33	$35	$63	$66
Earnings on bank-owned life insurance	2	8	4	14
Gain on sale of loans, net	1,020	1,418	1,610	2,581
Rental Income	69	70	140	145
Other	3	58	47	89
Total	$1,127	$1,589	$1,864	$2,895

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

The $1.0 million decrease in noninterest income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to a $971,000 decrease in gain on sale of loans and $10,000 decrease in earnings on bank-owned life insurance. The decrease in the gain on the sale of loans is due to an increase in rates during the period as compared to the same period last year, as well as the effects on loan sales during the period due to the extreme cold weather during the first quarter as compared to the same period in the prior year.

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

We recorded a tax benefit of $13,000 for the six months ended June 30, 2014 compared to a tax benefit of $17,000 during the six months ended June 30, 2013.

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

101              The following materials from the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

