Form 10-Q
period 2014-09-30
Polonia Bancorp Inc
filed 2014-11-14
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

 Yes ð No ☒

As of November 14, 2014, there were 3,335,713 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.
Table of Contents

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$1,582,966	$1,792,837
Interest-bearing deposits with other institutions	6,149,101	13,971,483
Cash and cash equivalents	7,732,067	15,764,320

Investment securities available for sale	11,950,239	15,271,005
Investment securities held to maturity (fair value of $47,688,696 and $51,876,769)	46,602,244	51,319,785
Loans held for sale	5,056,265	6,142,968
Loans receivable	194,290,687	183,428,136
Covered loans	15,518,353	16,523,106
Total loans	209,809,040	199,951,242
Less: allowance for loan losses	1,432,192	1,378,013
Net loans	208,376,848	198,573,229
Accrued interest receivable	808,258	796,294
Federal Home Loan Bank stock	4,119,300	3,675,500
Premises and equipment, net	4,340,385	4,788,182
Bank-owned life insurance	4,269,232	4,264,244
FDIC indemnification asset	1,830,162	2,515,287
Other assets	2,800,248	2,471,754
TOTAL ASSETS	$297,885,248	$305,582,568

LIABILITIES
Deposits	$195,681,915	$201,322,339
FHLB advances – long term	59,000,000	59,000,000
Advances by borrowers for taxes and insurance	644,152	1,306,823
Accrued interest payable	183,114	145,434
Other liabilities	3,560,766	3,507,483
TOTAL LIABILITIES	259,069,947	265,282,079

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,335,713 and 3,511,276 shares issued)	33,357	35,113
Additional paid-in-capital	25,184,482	26,795,498
Retained earnings	14,901,930	14,853,884
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (186,195 and 200,542 shares)	(1,550,361)	(1,648,366)
Accumulated other comprehensive income	245,893	264,360
TOTAL STOCKHOLDERS’ EQUITY	38,815,301	40,300,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,885,248	$305,582,568

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,409,186	$2,259,640	$7,098,855	$6,398,396
Investment securities	394,850	472,048	1,264,225	1,445,909
Other interest and dividend income	38,558	6,571	134,533	14,845
Total interest and dividend income	2,842,594	2,738,259	8,497,613	7,859,150

INTEREST EXPENSE
Deposits	428,338	406,497	1,272,699	1,239,853
FHLB advances – long term	376,067	255,578	1,115,938	581,392
Advances by borrowers for taxes and insurance	731	923	2,592	4,395
Total interest expense	805,136	662,998	2,391,229	1,825,640

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	2,037,458	2,075,261	6,106,384	6,033,510
Provision for loan losses	50,000	360,000	99,158	473,817

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,987,458	1,715,261	6,007,226	5,559,693

NONINTEREST INCOME
Service fees on deposit accounts	24,508	30,482	88,142	96,384
Earnings on bank-owned life insurance	1,180	6,505	4,988	20,684
Gain on sale of loans, net	1,457,966	1,221,142	3,067,882	3,802,386
Rental income	65,775	72,779	205,456	217,909
Other	8,608	35,435	55,445	124,433
Total noninterest income	1,558,037	1,366,343	3,421,913	4,261,796

NONINTEREST EXPENSE
Compensation and employee benefits	2,112,169	2,055,999	5,547,628	6,183,238
Occupancy and equipment	352,525	360,052	1,109,026	1,059,377
Federal deposit insurance premiums	80,322	76,261	251,038	231,576
Data processing expense	105,458	119,539	327,075	326,741
Professional fees	173,136	187,558	443,260	520,173
Other	538,841	566,264	1,634,946	1,820,302
Total noninterest expense	3,362,451	3,365,673	9,312,973	10,141,407

Income (loss) before income tax expense (benefit)	183,044	(284,069)	116,166	(319,918)
Income tax expense (benefit)	80,858	(97,359)	68,120	(114,331)

NET INCOME (LOSS)	$102,186	$(186,710)	$48,046	$(205,587)

EARNINGS PER SHARE – Basic and Diluted	$0.03	$(0.05)	$0.02	$(0.06)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$102,186	$(186,710)	$48,046	$(205,587)

Changes in net unrealized gain (loss) on investment securities available for sale	(31,126)	56,953	(27,980)	(125,427)

Tax effect	10,583	(19,365)	9,513	42,645

Total other comprehensive income (loss)	(20,543)	37,588	(18,467)	(82,782)

Total comprehensive income (loss)	$81,643	$(149,122)	$29,579	$(288,369)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In-	Retained	Unallocated Shared Held	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total

Balance, December 31, 2013	3,511,276	$35,113	$26,795,498	$14,853,884	$(1,648,366)	$264,360	$40,300,489

Net income				48,046			48,046
Other comprehensive loss, net						(18,467)	(18,467)
Stock options compensation expense			64,704				64,704
Allocation of unearned ESOP shares			22,050		98,005		120,055
Allocation of unearned RSP shares			91,000				91,000
Repurchase of stock	(175,563)	(1,756)	(1,788,770)				(1,790,526)

Balance, September 30, 2014	3,335,713	$33,357	$25,184,482	$14,901,930	$(1,550,361)	$245,893	$38,815,301

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$48,046	$(205,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	99,158	473,817
Depreciation, amortization, and accretion	904,746	1,161,663
Proceeds from sale of loans	61,311,455	99,838,683
Net gain on sale of loans	(3,067,882)	(3,802,386)
Loans originated for sale	(57,156,870)	(95,015,816)
Loss (gain) on the sale of other real estate owned	96,626	(7,553)
Earnings on bank-owned life insurance	(4,988)	(20,684)
Deferred federal income taxes	(180,454)	(16,544)
(Increase) decrease in accrued interest receivable	(11,964)	1,042
Increase in accrued interest payable	37,680	45,711
Decrease (increase) in accrued payroll and commissions	(59,828)	227,027
Compensation expense for stock options, ESOP and restricted stock	275,759	130,980
Other, net	179,661	(289,242)
Net cash provided by operating activities	2,471,145	2,521,111

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	3,318,091	1,843,870
Investment securities held to maturity:
Proceeds from principal repayments and maturities	5,985,774	11,174,823
Purchases	(1,383,038)	(6,062,361)
Increase in loans receivable, net	(11,438,035)	(52,136,665)
Decrease in covered loans	1,012,013	3,576,000
Purchases of Federal Home Loan Bank stock	(471,700)	(1,002,000)
Redemptions of Federal Home Loan Bank stock	27,900	561,900
Proceeds from the sale of other real estate owned	470,276	244,601
Purchase of OREO property	-	(121,100)
Payments received from FDIC under loss share agreement	169,171	702,078
Purchase of premises and equipment	(100,229)	(376,757)
Net cash used for investing activities	(2,409,777)	(41,595,611)

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(5,640,424)	932,544
Proceeds from Federal Home Loan Bank advances – long-term	-	21,000,000
Repayment of Federal Home Loan Bank advance – long-term	-	(3,500,000)
Decrease in advances by borrowers for taxes and insurance, net	(662,671)	(149,712)
Purchase of stock for restricted stock plan trust	-	(243,894)
Re-purchase of stock	(1,790,526)	-
Net cash (used for) provided by financing activities	(8,093,621)	18,038,938
Decrease in cash and cash equivalents	(8,032,253)	(21,035,562)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,764,320	25,061,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,732,067	$4,026,104

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,353,549	$1,779,929
Income taxes	500,000	300,000
Noncash items:
Loans transferred to other real estate owned	525,422	208,759
Transfer from premises and equipment to other real estate owned	213,805	-

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss):	$102,186	$(186,710)	$48,046	$(205,587)

Weighted average number of shares issued	3,375,116	3,657,607	3,432,261	3,657,607
Less weighted average number of unearned ESOP shares	(187,858)	(207,638)	(192,594)	(212,130)
Less weighted average number of nonvested restricted stock awards	(52,293)	-	(55,335)	-
Weighted average shares outstanding basic	3,134,965	3,449,969	3,184,332	3,445,477
Dilutive effect of stock options	32,446	-	28,262	-
Weighted average shares outstanding diluted	3,167,411	3,449,969	3,212,594	3,445,477
Earnings per share:
Basic	$0.03	$(0.05)	$0.02	$(0.06)
Diluted	0.03	(0.05)	0.01	(0.06)

At September 30, 2014 there were 51,224 shares of restricted stock outstanding at a price of $10.25 per share and options to purchase 145,124 shares of common stock at a price of $10.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2013, there were options to purchase 171,386 shares of common stock at a price of $8.44 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,588,971	$105,727	$-	$1,694,698
Freddie Mac	45,459	2,525	-	47,984
Government National Mortgage Association	486,167	60,804	-	546,971
Collateralized mortgage obligations- government sponsored entities	1,178,934	28,067	(11,859)	1,195,142
Total mortgage-backed securities	3,299,531	197,123	(11,859)	3,484,795
Corporate securities	8,278,143	195,927	(8,626)	8,465,444

Total	$11,577,674	$393,050	$(20,485)	$11,950,239

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$34,503,116	$1,229,723	$(149,257)	$35,583,582
Freddie Mac	12,099,128	221,771	(215,785)	12,105,114
Total mortgage-backed securities	$46,602,244	$1,451,494	$(365,042)	$47,688,696

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$2,090,446	$144,110	$-	$2,234,556
Freddie Mac	66,483	3,888	-	70,371
Government National Mortgage Association	555,967	62,546	(2)	618,511
Collateralized mortgage obligations-
government sponsored entities	1,456,804	36,332	(22,930)	1,470,206
Total mortgage-backed securities	4,169,700	246,876	(22,932)	4,393,644
Corporate securities	10,700,760	199,172	(22,571)	10,877,361

Total	$14,870,460	$446,048	$(45,503)	$15,271,005

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$37,615,390	$1,073,752	$(314,531)	$38,374,611
Freddie Mac	13,704,395	187,302	(389,539)	13,502,158
Total mortgage-backed securities	$51,319,785	$1,261,054	$(704,070)	$51,876,769

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,339,033	$(149,257)	$7,339,033	$(149,257)
Freddie Mac	-	-	7,280,885	(215,785)	7,280,885	(215,785)
Collateralized mortgage obligations-
government sponsored entities	320,112	(6,909)	164,400	(4,950)	484,512	(11,859)
Total mortgage-backed
Securities	320,112	(6,909)	14,784,318	(369,992)	15,104,430	(376,901)
Corporate securities	-	-	1,491,330	(8,626)	1,491,330	(8,626)

Total	$320,112	$(6,909)	$16,275,648	$(378,618)	$16,595,760	$(385,527)

	December 31, 2013
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$10,051,822	$(314,531)	$-	$-	$10,051,822	$(314,531)
Freddie Mac	7,797,111	(389,539)	-	-	7,797,111	(389,539)
Government National Mortgage Association	2,924	(2)	-	-	2,924	(2)
Collateralized mortgage obligations-
government sponsored entities	241,892	(9,714)	131,156	(13,216)	373,048	(22,930)
Total mortgage-backed
Securities	18,093,749	(713,786)	131,156	(13,216)	18,224,905	(727,002)
Corporate securities	2,484,955	(18,866)	496,295	(3,705)	2,981,250	(22,571)

Total	$20,578,704	$(732,652)	$627,451	$(16,921)	$21,206,155	$(749,573)

The Company reviews its position quarterly and has determined that at September 30, 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 20 positions that were temporarily impaired at September 30, 2014. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$770,997	$773,538	$-	$-
Due after one year through five years	7,019,785	7,188,741	-	-
Due after five years through ten years	2,003,470	2,097,778	9,258,752	9,678,015
Due after ten years	1,783,422	1,890,182	37,343,492	38,010,681

Total	$11,577,674	$11,950,239	$46,602,244	$47,688,696

The Company had no sales of investment securities for the three and nine month periods ended September 30, 2014 and 2013.

4.	Loans Receivable

Loans receivable consist of the following:

	September 30,	December 31,
	2014	2013
Mortgage Loans:
One-to-four family	$176,534,953	$167,233,407
Multi-family and commercial real estate	11,593,032	10,563,787
	188,127,985	177,797,194

Home equity loans	2,171,304	2,365,094
Home equity lines of credit (“HELOCs”)	1,437,235	512,749
Education loans	1,630,132	1,806,132
Other consumer loans	1,411	771
Non-covered consumer loans purchased	690,535	828,874
Covered loans	15,518,353	16,523,106
	209,576,955	199,833,920
Less:
Net deferred loan costs	(232,085)	(117,322)
Allowance for loan losses	1,432,192	1,378,013

Total	$208,376,848	$198,573,229

The components of covered loans by portfolio class as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Mortgage loans:
One-to-four family	$8,837,631	$9,812,449
Multi-family and commercial real estate	6,507,239	6,553,786
	15,344,870	16,366,235
Commercial	173,483	156,871
Total Loans	$15,518,353	$16,523,106

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	September 30, 2014		December 31, 2013
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$901,243	$24,373,296	$1,284,523	$26,718,512

Carrying amount, net of allowance	$491,969	$15,716,919	$775,149	$16,576,831

During the nine months ended September 30, 2014, the Company did not record a provision or charge-off for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality. During the nine months ended September 30, 2013, the Company recorded a provision and charge-off of $38,817 for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality.

Changes in the accretable yield for acquired loans were as follows for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$6,837,677	$7,791,222
Reclassifications and other	(30,388)	(430,517)
Accretion	(264,055)	(817,471)
Balance at end of period	$6,543,234	$6,543,234

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$9,224,475	$11,044,664
Reclassifications and other	(285,170)	(1,407,997)
Accretion	(311,837)	(1,009,199)
Balance at end of period	$8,627,468	$8,627,468

The $264,055 and $311,837 recognized as accretion represents the interest income earned on acquired loans for the three months ended September 30, 2014 and 2013, respectively, and $817,471 and $1,009,199 for the nine months ended September 30, 2014 and 2013, respectively. Included in reclassifications and other for loans acquired without specific evidence of deterioration in credit quality was $111,912 and $78,784 of reclassifications from non-accretable discounts to accretable discounts for the three months ended September 30, 2014 and 2013 and $344,120 and $225,583 for the nine months ended September 30, 2014 and 2013, respectively. The remaining $(142,300) and $(363,954) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three months ended September 30, 2014 and 2013 and $(744,637) and $(1,633,580) for the nine months ended September 30, 2014 and 2013, respectively.

5.	Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one-to-four family real estate, multi-family and commercial real estate, commercial loans, home equity loans, home equity lines of credit, and education and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies and classifications
•	Trends in volume and terms
•	Changes in collateral
•	Changes in management and lending staff
•	Economic trends
•	Concentrations of credit
•	Changes in lending policies
•	Changes in loan review
•	External factors

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio.

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at September 30, 2014.

The following table summarizes changes in the allowance for loan losses:

	Allowance for Loan Losses For the Three and Nine Months Ended September 30, 2014 and 2013
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Three Months Ended September 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$878,447	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,382,192
Provision (credit) for loan losses	1,655	33,902	-	(320)	2,095	(145)	12,813	50,000
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	-	-	-	-	-	-	-	-
Balance at end of period	$880,102	$513,970	$-	$8,324	$10,012	$6,971	$12,813	$1,432,192

Three Months Ended September 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$666,904	$310,398	$-	$9,747	$3,170	$7,805	$67,785	$1,065.809
Provision (credit) for loan losses	195,749	196,153	-	(4,903)	1,805	(301)	(28,503)	360,000
Charge-offs	(12,103)	(111,187)	-	-	-	-	-	(123,290)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(12,103)	(111,187)	-	-	-	-	-	(123,290)
Balance at end of period	$850,550	$395,364	$-	$4,844	$4,975	$7,504	$39,282	$1,302,519

Nine Months Ended September 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013
Provision (credit) for loan losses	16,490	69,061	-	3,594	7,090	(887)	3,810	99,158
Charge-offs	(44,979)	-	-	-	-	-	-	(44,979)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(44,979)	-	-	-	-	-	-	(44,979)
Balance at end of period	$880,102	$513,970	$-	$8,324	$10,012	$6,971	$12,813	$1,432,192

Nine Months ended September 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$532,572	$771,426	$-	$13,925	$33,392	$11,150	$145,305	$1,507,770
Provision (credit) for loan losses	424,907	95,119	-	(9,081)	72,541	(3,646)	(106,023)	473,817
Charge-offs	(109,257)	(471,181)	-	-	(100,958)	-	-	(681,396)
Recoveries	2,328	-	-	-	-	-	-	2,328
Net (charge-offs) recoveries	(106,929)	(471,181)	-	-	(100,958)	-	-	(679,068)
Balance at end of period	$850,550	$395,364	$-	$4,844	$4,975	$7,504	$39,282	$1,302,519

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At September 30, 2014
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$880,102	$513,970	$-	$8,324	$10,012	$6,971	$12,813	$1,432,192

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$869,232	$513,970	$-	$8,324	$10,012	$6,971	$12,813	$1,421,322

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$185,372,584	$18,100,271	$173,483	$2,171,304	$1,437,235	$2,322,078	$-	$209,576,955

Ending balance: individually evaluated for impairment	$2,650,995	$485,432	$-	$-	$-	$-	$-	$3,136,427

Ending balance: collectively evaluated for impairment	$173,883,958	$11,107,600	$-	$2,171,304	$1,437,235	$1,631,543	$-	$190,231,640

Ending balance: loans acquired with deteriorated credit quality	$8,837,631	$6,507,239	$173,483	$-	$-	$690,535	$-	$16,208,888

	At December 31, 2013
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$897,721	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,367,143

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$177,045,856	$17,117,573	$156,871	$2,365,094	$512,749	$2,635,777	$-	$199,833,920

Ending balance: individually evaluated for impairment	$2,615,630	$496,165	$-	$-	$-	$-	$-	$3,111,795

Ending balance: collectively evaluated for impairment	$164,617,777	$10,067,622	$-	$2,365,094	$512,749	$1,806,903	$-	$179,370,145

Ending balance: loans acquired with deteriorated credit quality	$9,812,449	$6,553,786	$156,871	$-	$-	$828,874	$-	$17,351,980

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at September 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of September 30, 2014 and December 31, 2013.

	September 30,		December 31,
	2014		2013
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$14,791,705	$173,483	$12,652,301	$156,871
Special Mention	1,867,686	-	2,084,231	-
Substandard	1,440,880	-	2,381,041	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$18,100,271	$173,483	$17,117,573	$156,871

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of September 30, 2014 and December 31, 2013. For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of September 30, 2014 and December 31, 2013:

	At September 30, 2014
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$183,344,001	$2,171,304	$1,437,235	$1,541,505	$690,535
Nonperforming	2,028,583	-	-	90,038	-
Total	$185,372,584	$2,171,304	$1,437,235	$1,631,543	$690,535

	At December 31, 2013
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$174,403,839	$2,365,094	$512,749	$1,697,342	$828,874
Nonperforming	2,642,017	-	-	109,561	-
Total	$177,045,856	$2,365,094	$512,749	$1,806,903	$828,874

The following table presents an aging analysis of the recorded investment of past-due loans.

	At September 30, 2014
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$620,060	$-	$2,028,583	$2,648,643	$182,723,941	$185,372,584	$-
Multi-family and commercial real estate	-	118,047	431,817	549,864	17,550,407	18,100,271	-
Commercial	-	-	-	-	173,483	173,483	-
Home equity	-	-	-	-	2,171,304	2,171,304	-
HELOCs	-	-	-	-	1,437,235	1,437,235	-
Education and other consumer	7,113	15,841	90,038	112,992	1,518,551	1,631,543	-
Non-covered consumer loans purchased	14,868	-	-	14,868	675,667	690,535	-
Total	$642,041	$133,888	$2,550,438	$3,326,367	$206,250,588	$209,576,955	$-

	At December 31, 2013
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$1,079,037	$505,505	$2,642,017	$4,226,559	$172,819,297	$177,045,856	$-
Multi-family and commercial real estate	405,877	-	110,501	516,378	16,601,195	17,117,573	-
Commercial	-	-	-	-	156,871	156,871	-
Home equity	-	-	-	-	2,365,094	2,365,094	-
HELOCs	-	-	-	-	512,749	512,749	-
Education and other consumer	19,679	56,177	109,561	185,417	1,621,486	1,806,903	-
Non-covered consumer loans purchased	875	-	-	875	827,999	828,874	-
Total	$1,505,468	$561,682	$2,862,079	$4,929,229	$194,904,691	$199,833,920	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of September 30, 2014 and December 31, 2013. The balances are presented by class of loans.

	September 30, 2014	December 31, 2013
One-to-four family mortgage	$2,028,583	$2,642,017
Multi-family and commercial real estate	431,817	110,501
Education and other consumer	90,038	109,561
Total	$2,550,438	$2,862,079

Interest income on loans would have been increased by approximately $46,931 and $29,194 during the three months ended September 30, 2014 and 2013 and $103,981 and $137,395 during the nine months ended September 30, 2014 and 2013, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable.

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,340,360	$2,772,266	$-
Multi-family and commercial real estate	1,041,196	1,399,875	-
Commercial	-	96,767	-
With an allowance recorded:
One-to-four family real estate	$678,924	$678,924	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-

Total:
One-to-four family real estate	$3,019,284	$3,451,190	$10,870
Multi-family and commercial real estate	1,041,196	1,399,875	-
Commercial	-	96,767	-

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,857,990	$3,331,488	$-
Multi-family and commercial real estate	775,984	984,402	-
Commercial	-	134,258	-
With an allowance recorded:
One-to-four family real estate	$691,815	$691,815	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-

Total:
One-to-four family real estate	$3,549,805	$4,023,303	$10,870
Multi-family and commercial real estate	775,984	984,402	-
Commercial	-	134,258	-

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Three Months Ended
	September 30,
	2014	2013	2014	2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,393,476	$1,933,415	$3,851	$345
Multi-family and commercial real estate	1,043,232	853,976	10,470	6,698
Home equity	-	12,005	-	-
Commercial	-	-	1,043	-
With an allowance recorded:
One-to-four family real estate	$681,117	$844,671	$4,417	$9,804
Multi-family and commercial real estate	-	-	-	-
Home equity	-	-	-	-
Commercial	-	-	-	-

Total:
One-to-four family real estate	$3,074,594	$2,778,086	$8,268	$10,149
Multi-family and commercial real estate	1,043,232	853,976	10,470	6,698
Home equity	-	12,005	-	-
Commercial	-	-	1,043	-

	Nine Months Ended
	September 30,
	2014	2013	2014	2013
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,206,541	$1,152,377	$16,136	$1,035
Multi-family and commercial real estate	1,087,035	881,377	34,471	25,348
Home equity	-	7,528	-	-
Commercial	-	-	3,459	-
With an allowance recorded:
One-to-four family real estate	$684,537	$850,315	$14,681	$27,316
Multi-family and commercial real estate	-	-	-	-
Home equity	-	-	-	-
Commercial	-	-	-	-
Total:
One-to-four family real estate	$2,891,078	$2,002,692	$30,817	$28,351
Multi-family and commercial real estate	1,087,035	881,377	34,471	25,348
Home equity	-	7,528	-	-
Commercial	-	-	3,459	-

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

There were no loan modifications that are considered troubled debt restructuring completed during the three months ended September 30, 2014 and 2013, respectively.

Loan modifications that are considered troubled debt restructurings completed during the nine months ended September 30, 2014 and 2013, respectively, were as follows:

(In Thousands, Except Number of Contracts)	Nine Months Ended September 30,
	2014			2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings One-to-four family mortgage	1	$28,615	$28,615	2	$283,456	$218,292

There were no troubled debt restructurings modified within the past year that subsequently defaulted during the three or nine month periods ended September 30, 2014 and 2013.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three and nine months ended September 30, 2014 and 2013, respectively were as follows:

	2014	2013
Balance at June 30	$2,027,676	$3,088,031
Cash payments received or receivable due from the FDIC	(35,181)	(111,961)
Increase in FDIC share of estimated losses	-	-
Net amortization	(162,333)	(214,605)

Balance at September 30	$1,830,162	$2,761,465

	2014	2013
Balance at December 31	$2,515,287	$4,234,931
Cash payments received or receivable due from the FDIC	(169,171)	(702,078)
Increase in FDIC share of estimated losses	-	-
Net amortization	(515,954)	(771,388)

Balance at September 30	$1,830,162	$2,761,465

7.	Deposits

Deposit accounts are summarized as follows for the periods ending September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%

Non-interest bearing demand	$4,563,062	2.33%	$5,724,923	2.84%
NOW accounts	15,540,803	7.94	14,685,650	7.30
Money market deposit	33,653,562	17.20	36,771,038	18.27
Savings	28,345,626	14.49	30,385,019	15.09
Time deposits	113,578,862	58.04	113,755,709	56.50
Total	$195,681,915	100.00%	$201,322,339	100.00%

8.	Life Insurance and Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for a former president and two officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,269,232 and $4,264,244 at September 30, 2014 and December 31, 2013, respectively. The Plan provides that death benefits totaling $6.0 million at September 30, 2014, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the two former presidents as well as two senior officers of the Bank. At September 30, 2014 and December 31, 2013, $1,886,245 and $1,843,021, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $641,323 and $626,627, respectively, are recognized in the financial statements.

The deferred compensation for the two former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service. Former president Mr. Szuszczewicz’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. Former president Mr. Lukiewski’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $45,949 and $52,884 for the three months ended September 30, 2014 and 2013 and $134,962 and $156,122 for the nine months ended September 30, 2014 and 2013, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$17,152	$25,460	$48,570	$73,850
Interest cost	28,797	27,424	86,392	82,272
Net periodic benefit cost	$45,949	$52,884	$134,962	$156,122

9.	Fair Value Measurements

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$3,484,795	$-	$3,484,795
Corporate Securities	-	8,465,444	-	8,465,444

Total	$-	$11,950,239	$-	$11,950,239

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$4,393,644	$-	$4,393,644
Corporate Securities	-	10,877,361	-	10,877,361

Total	$-	$15,271,005	$-	$15,271,005

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$4,049,610	$4,049,610
Other real estate owned	-	-	480,336	480,336

	December 31, 2013
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$4,314,919	$4,314,919
Other real estate owned	-	-	267,789	267,789

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	September 30, 2014 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,440,971	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	6%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,608,639	Discounted	Discount Rates	5% to 8%	7%
		cash flows

Other real estate owned	480,336	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0%	0%
			Liquidation
			expenses (2)	6%	6%

	December 31, 2013 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$2,209,136	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%	10%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,105,783	Discounted	Discount rates	5% to 8%	7%
		cash flows

Other real estate owned	267,789	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	3%
			Liquidation
			expenses (2)	0% to 6%	6%

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

Impaired loans are reported at fair value utilizing level 3 inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2014, and December 31, 2013 impaired loans with a carrying value of $4,060,480 and $4,325,789 were reduced by specific valuation allowances totaling $10,870 and $10,870 resulting in a net fair value of $4,049,610 and $4,314,919 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2014 and December 31, 2013, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at September 30, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$7,732,067	$7,732,067	$7,732,067	$-	$-
Investment securities
Available for sale	11,950,239	11,950,239	-	11,950,239	-
Held to maturity	46,602,244	47,688,696	-	47,688,696	-
Loans held for sale	5,056,265	5,056,265	5,056,265	-	-
Net loans receivable	208,376,848	206,160,905	-	-	206,160,905
Accrued interest receivable	808,258	808,258	808,258	-	-
Federal Home Loan Bank stock	4,119,300	4,119,300	4,119,300	-	-
Bank-owned life insurance	4,269,232	4,269,232	4,269,232	-	-
FDIC indemnification asset	1,830,162	1,830,162	-	-	1,830,162

Financial liabilities:
Deposits	195,681,915	198,055,713	82,103,053	-	115,952,660
FHLB advance – long-term	59,000,000	60,445,500	-	-	60,445,500
Advances by borrowers for taxes and insurance	644,152	644,152	644,152	-	-
Accrued interest payable	183,114	183,114	183,114	-	-

	Fair Value Measurements at December 31, 2013
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$15,764,320	$15,764,320	$15,764,320	$-	$-
Investment securities
Available for sale	15,271,005	15,271,005	-	15,271,005	-
Held to maturity	51,319,785	51,876,769	-	51,876,769	-
Loans held for sale	6,142,968	6,142,968	6,142,968	-	-
Net loans receivable	198,573,229	193,502,554	-	-	193,502,554
Accrued interest receivable	796,294	796,294	796,294	-	-
Federal Home Loan Bank stock	3,675,500	3,675,500	3,675,500	-	-
Bank-owned life insurance	4,264,244	4,264,244	4,264,244	-	-
FDIC indemnification asset	2,515,287	2,515,287	-	-	2,515,287

Financial liabilities:
Deposits	201,322,339	204,450,621	87,566,631	-	116,883,990
FHLB advance – long-term	59,000,000	60,392,400	-	-	60,392,400
Advances by borrowers for taxes and insurance	1,306,823	1,306,823	1,306,823	-	-
Accrued interest payable	145,434	145,434	145,434	-	-

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at September 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $1.8 million and $2.5 million, respectively.

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

11.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at June 30, 2014	$266,436	$266,436

Other comprehensive loss before reclassifications	(20,543)	(20,543)
Balance at September 30, 2014	$245,893	$245,893

Balance at June 30, 2013	$287,416	$287,416

Other comprehensive income before reclassifications	37,588	37,588
Balance at September 30, 2013	$325,004	$325,004

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

	Accumulated Other Comprehensive Income (1)
	Unrealized Gains (Losses) on Securities Available-for-Sale	Total
Balance at December 31, 2013	$264,360	$264,360

Other comprehensive loss before reclassifications	(18,467)	(18,467)
Balance at September 30, 2014	$245,893	$245,893

Balance at December 31, 2012	$407,786	$407,786

Other comprehensive loss before reclassifications	(82,782)	(82,782)
Balance at September 30, 2013	$325,004	$325,004

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three and nine month periods ended September 30, 2014 and 2013.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp and Polonia Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; the potential for additional regulartory restrictions on our operations; and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2013 under “Item 1A: Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Recent Regulatory Developments

Effective October 21, 2014, Polonia Bank and the OCC entered into a formal written agreement (the “Agreement”). The Agreement relates to the findings of the OCC following its regularly scheduled examination of the Bank that began in the second quarter of 2014. The Agreement does not affect the Bank’s current status as “well capitalized” under applicable regulatory capital guidelines.

The Agreement provides, among other things, that within specified time frames, the Bank will:

•	establish a Compliance Committee of its Board of Directors to monitor and coordinate the Bank’s adherence to the Agreement and to prepare periodic reports describing the Bank’s progress in complying with the Agreement;

•	ensure that it has competent management in place, undertake periodic reviews of the Bank’s management, implement a program to enhance and improve the skills the Bank’s management team, where necessary, act to fill any vacancies among the Bank’s senior executive officers within prescribed timeframes and in accordance with regulations of the OCC;

•	revise its written strategic plan and submit such revised plan to the OCC for review, with such strategic plan establishing objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy, product line development, outsourcing and market segments, together with strategies to achieve the Bank’s objectives;

•	implement a revised asset liability management program to address the Bank’s interest rate risk tolerance;

•	implement a mortgage banking operations risk management program;

•	confirm the terms of the Bank’s current outstanding obligation to fund third party obligations and implement a program for oversight of the Bank’s mortgage origination funding activities;

•	implement a revised internal audit program;

•	implement a program relating to the compensation payable to the Bank’s executive officers, employees and directors to ensure that such compensation is reasonable and not excessive; and

•	implement a revised third party risk management program that is consistent with OCC guidance.

The Agreement and each of its provisions will remain in effect unless and until the provisions are amended, suspended, waived, or terminated in writing by the OCC. As a result of the foregoing, the Bank is deemed to be in “troubled condition” and is not considered an “eligible institution” under applicable regulations. As a result, the Bank remains ineligible for expedited processing of any applications that it might file and must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. In addition, the Bank is restricted from paying any capital distributions without prior approval of the OCC.

Polonia’s board of directors has created a Compliance Committee to ensure that all of the requirements noted in the Formal Agreement are being addressed in a timely and effective manner.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets at September 30, 2014 were $297.9 million, a decrease of $7.7 million, from total assets of $305.6 million at December 31, 2013. The decrease in assets resulted primarily from a decrease in cash and cash equivalents of $8.1 million, a decrease in investment securities of $8.0 million and a decrease in loans held for sale of $1.0 million, partially offset by a $9.8 million increase in total loans. Total liabilities at September 30, 2014 were $259.1 million compared to $265.3 million at December 31, 2013, a decrease of $6.2 million. The decrease in liabilities was primarily due to a $5.6 million decrease in deposits. Total stockholders’ equity at September 30, 2014 decreased to $38.8 million as compared to $40.3 million from December 31, 2013. The decrease of $1.5 million was primarily due to the repurchase of $1.8 million in common stock.

Cash and cash equivalents decreased to $7.7 million from $15.8 million during the nine months ended September 30, 2014, a decrease of $8.1 million, or 51.3%, primarily due to an increase in total loans of $9.8 million and a decrease in deposits of $5.6 million, partially offset by a decrease of $8.0 million in investment securities during the period.

Investment securities available-for-sale decreased to $12.0 million from $15.3 million during the nine months ended September 30, 2014, a decrease of $3.3 million, or 21.6%. The decrease in investment securities available-for-sale was attributable to $2.5 million in maturities of corporate securities and $821,000 in principal payments.

Investment securities held-to-maturity decreased to $46.6 million from $51.3 million during the nine months ended September 30, 2014, a decrease of $4.7 million, or 9.2%. The decrease in investment securities held-to-maturity was attributable to $6.0 million in principal payments, partially offset by $1.4 million in purchases.

Loans-held-for sale decreased to $5.1 million from $6.1 million during the nine months ended September 30, 2014, a decrease of $1.0 million, or 16.4%. The decrease in loans held-for-sale is the result of the normal fluctuation in loan activity associated with this type of business.

Total loans increased $9.8 million, or 4.9% to $209.8 million at September 30, 2014, compared to $200.0 million at December 31, 2013. The increase in total loans is the result of increased emphasis on loan origination.

Total deposits decreased to $195.7 million from $201.3 million during the nine months ended September 30, 2014, a decrease of $5.6 million, or 2.8%. The decrease in deposits was primarily due to a decrease of $3.1 million in money market accounts, a decrease of $2.1 million in savings accounts and a decrease of $1.1 million in non-interest bearing demand accounts, partially offset by an $855,000 increase in NOW accounts. The decrease in money market accounts is as a result of lower rates offered on these products. The decrease in savings accounts is the result of the closing of one account with a balance of $2.8 million.

Total FHLB advances remained unchanged at $59.0 million at September 30, 2014.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2014 and 2013

General. We recorded net income of $102,000 during the three months ended September 30, 2014 compared to a net loss of $187,000 during the three months ended September 30, 2013. The increase in net income for the three month period ended September 30, 2014 was primarily related to an increase in noninterest income, a decrease in provision for loan losses and a decrease in noninterest expense, offset by a decrease in net interest income and an increase in income tax expense.

We recorded net income of $48,000 during the nine months ended September 30, 2014 compared to a net loss of $206,000 during the nine months ended September 30, 2013. The increase in net income for the nine month period ended September 30, 2014 was primarily related to a decrease in noninterest expense, an increase in net interest income and a decrease in provision for loan losses, offset by a decrease in noninterest income and an increase in income tax expense.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,409	$2,260	$7,099	$6,398
Investment securities	395	472	1,264	1,446
Other interest and dividend income	38	6	134	15
Total interest and dividend income	2,842	2,738	8,497	7,859
Interest Expense:
Deposits	428	406	1,273	1,240
FHLB advances – long-term	376	256	1,116	581
Advances by borrowers for taxes and insurance	1	1	2	4
Total interest expense	805	663	2,391	1,825
Net interest income	$2,037	$2,075	$6,106	$6,034

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$214,707	4.39%	$186,584	4.74%	$208,384	4.49%	$164,809	5.12%
Investment securities	60,416	2.56	69,410	2.66	63,528	2.62	70,404	2.71
Other interest-earning assets	9,387	1.61	8,794	0.27	13,806	1.30	17,412	0.12
Total interest earning-assets	284,510	3.96%	264,788	4.10%	285,718	3.98%	252,625	4.16%
Noninterest-earning assets:	15,905		16,144		16,470		17,087
Allowance for Loan Losses	(1,416)		(1,091)		(1,389)		(1,356)
Total assets	$298,999		$279,841		$300,799		$268,356

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$15,679	0.18%	$14,073	0.17%	$15,558	0.17%	$14,071	0.23%
Money Market Deposits	34,485	0.37	38,482	0.37	34,810	0.36	38,756	0.41
Savings accounts	31,031	0.24	30,175	0.25	30,920	0.25	30,238	0.27
Time deposits	110,431	1.33	104,355	1.31	111,209	1.32	104,223	1.33
Total interest-bearing deposits	191,626	0.89%	187,085	0.86%	192,497	0.88%	187,288	0.89%
FHLB advances – long-term	59,000	2.53	40,337	2.52	59,000	2.53	28,947	2.68
Advances by borrowers for taxes and insurance	929	0.43	1,200	0.33	1,130	0.24	1,019	0.52
Total interest-bearing liabilities	251,555	1.27%	228,622	1.15%	252,627	1.27%	217,254	1.12%
Noninterest-bearing liabilities:	8,030		9,919		8,393		9,794
Total liabilities	259,585		238,541		261,020		227,048
Retained earnings	39,414		41,300		39,779		41,308
Total liabilities and retained earnings	$298,999		$279,841		$300,799		$268,356

Interest rate spread		2.69%		2.95%		2.71%		3.04%
Net yield on interest-bearing assets		2.84%		3.11%		2.86%		3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities		113.10%		115.82%		113.10%		116.28%

Net Interest Income. Net interest income for the three months ended September 30, 2014 decreased $38,000 from the same period last year. Our net interest rate spread decreased to 2.69% for the three months ended September 30, 2014 from 2.95% for the same period last year. The primary reasons for the slight decrease in net interest income for the three month period are a lower average rate earned on loans and investment securities and a higher average rate paid on deposits, partially offset by a higher average rate earned on other interest-earning assets. Also contributing to the lower net interest income was a lower average balance of investment securities, a higher average balance of FHLB advances and a higher average balance of interest bearing deposits, partially offset by a higher average balance of loans. The average balance of loans increased during the three months ended September 30, 2014 due to increased loan originations.

Net interest income for the nine months ended September 30, 2014 increased $72,000 from the same period last year. Our net interest rate spread decreased to 2.71% for the nine months ended September 30, 2014 from 3.04% for the same time period last year. The primary reasons for the increase in net interest income for the nine month period are a higher average balance of loans, partially offset by a higher average balance of FHLB advances, a lower average balance of investment securities and a lower average balance of other interest-earning assets. Also contributing to the higher net interest income was a lower average rate paid on deposits and on FHLB advances and a higher average rate earned on other interest-earning assets, partially offset by a lower average rate earned on loans and investment securities. The average balance of loans increased during the nine months ended September 30, 2014 due to increased loan originations.

Provision for Loan Losses. For the three months ended September 30, 2014 we recorded a provision for loan losses of $50,000 as compared to $360,000 for the three months ended September 30, 2013. The provisions reflect management’s assessment of lending activities, growth in the loan portfolio, decreased non-performing loans, levels of current delinquencies and current economic conditions. There were no loan charge-offs during the three months ended September 30, 2014 as compared to $123,000 during the three months ended September 30, 2013.

For the nine months ended September 30, 2014 we recorded a provision for loan losses of $99,000 as compared to $474,000 for the nine months ended September 30, 2013. The provisions reflect management’s assessment of lending activities, growth in the loan portfolio, decreased non-performing loans, levels of current delinquencies and current economic conditions. Loan charge-offs during the nine months ended September 30, 2014 were $45,000 as compared to $681,000 during the nine months ended September 30, 2013.

Noninterest Income. The following table shows the components of noninterest income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$24	$30	$88	$96
Earnings on bank-owned life insurance	1	7	5	21
Gain on sale of loans, net	1,458	1,221	3,068	3,802
Rental Income	66	73	206	218
Other	9	35	55	125
Total	$1,558	$1,366	$3,422	$4,262

The $192,000 increase in noninterest income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to a $237,000 increase in gain on the sale of loans, partially offset by a decrease of $26,000 in other noninterest income due to an increase of $31,000 in the loss on the sale of REO. The increase in the gain on the sale of loans is due to increased volume during the three months ended September 30, 2014 as compared to the same period in the prior year.

The $840,000 decrease in noninterest income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to a $734,000 decrease in gain on sale of loans, a $70,000 decrease in other noninterest income and $16,000 decrease in earnings on bank-owned life insurance. The decrease in the gain on the sale of loans is due to the effects on loan sales due to the extreme cold weather during the first quarter as compared to the same period in the prior year. The decrease in other noninterest income is related to an $80,000 increase in the loss on the sale of REO.

Noninterest Expense. The following table shows the components of noninterest expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$2,112	$2,056	$5,548	$6,183
Occupancy and equipment	353	360	1,109	1,059
Federal deposit insurance premiums	80	76	251	232
Data processing expense	105	120	327	327
Professional fees	173	188	443	520
Other	539	566	1,635	1,820
Total	$3,362	$3,366	$9,313	$10,141

The $4,000 decrease in noninterest expense during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to a $27,000 decrease in other expense, a $15,000 decrease in professional fees, a $15,000 decrease in data processing expense and a $7,000 decrease in occupancy expense, partially offset by a $56,000 increase in compensation and employee expenses. The decrease in other expense is primarily related to a decrease of $52,000 related to the amortization of the FDIC indemnification asset, the decrease of $15,000 in professional fees is related to the change in several service providers and the decrease of $15,000 in data processing expense is related to initiatives to lower data processing expenses. The $56,000 increase in compensation and employee benefits is primarily related to $31,000 increase in expenses related to restricted stock and option plans.

The $828,000 decrease in noninterest expense during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to a $635,000 decrease in compensation and employee benefits, a $185,000 decrease in other expenses and a $77,000 decrease in professional fees, partially offset by a $50,000 increase in occupancy and equipment expense and a $19,000 increase in federal deposit insurance premiums. The $635,000 decrease in compensation and employee benefits is primarily related to a $718,000 decrease related to our Retail Mortgage Banking Division, partially offset by a $110,000 increase in expenses related to restricted stock and options plans. The decrease in other noninterest expense is primarily related to a decrease of $237,000 related to the amortization of the FDIC indemnification asset. The $77,000 decrease in professional fees is a result of lower expenses related to the change in several service providers. The $50,000 increase in occupancy and equipment is related to a $33,000 increase in the cost of snow removal and the increase of other expenses related to the operation of our facilities and properties.

Income Taxes. We recorded a tax expense of $81,000 for the three months ended September 30, 2014 compared to a tax benefit of $97,000 during the three months ended September 30, 2013. The increase of the tax expense resulted from the increase in our taxable operating profits.

We recorded a tax expense of $68,000 for the nine months ended September 30, 2014 compared to a tax benefit of $114,000 during the nine months ended September 30, 2013. The increase of tax expense resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $7.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.0 million at September 30, 2014. In addition, at September 30, 2014 we had the ability to borrow a total of approximately $145.7 million from the FHLB of Pittsburgh. On September 30, 2014, we had $59.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At September 30, 2014, we had $4.9 million in mortgage loan commitments outstanding and $4.0 million in unused lines of credit. Time deposits due within one year of September 30, 2014 totaled $38.1 million, or 33.5% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For nine months ended September 30, 2014 and the year ended December 31, 2013 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon his evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At September 30, 2014, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. At September 30, 2014 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of equity securities for the third quarter of 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1 - 31, 2014	2,000	$10.35	115,500	60,063
August 1 - 31, 2014	60,063	10.55	175,563	-
September 1 - 30, 2014	-	-	-	-

Total	62,063	$10.54	-

(1) On January 24, 2014, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the company to repurchase up to 175,563 shares of the Company's common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Polonia Bancorp, Inc.(1)
3.2	Bylaws of Polonia Bancorp, Inc.(2)
4.0	Stock Certificate of Polonia Bancorp, Inc.(3)
10.1	Agreement by and between Polonia Bank and the Comptroller of the Currency, dated October 21, 2014(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer and Cheif Financial Officer
32.0	Section 1350 Certification

101                       The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

(2) Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

(3) Incorporated by reference to Exhibit 4.0 to the Company’s Form S-1 (File No. 333-176759) filed with the Commission on September 9, 2011.

(4) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35739) filed with the Commission on October 27, 2014.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Interim Chief Executive Officer and
Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)

