Form 10-K
period 2014-12-31
Polonia Bancorp Inc
filed 2015-03-31
CIK 1528610

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

At March 26, 2015, the Registrant had 3,334,130 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company does not engage in any business activities apart from the ownership of the Bank’s capital stock. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a savings and loan holding company, the Company is subject to the regulation of the Board of Governors of the Federal Reserve System (the “FRB”).

The Bank is headquartered in Huntingdon Valley and operates as a community-oriented financial institution dedicated to serving the financial services needs of consumers and businesses within our market areas. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate loans. Polonia Bank also maintains an investment portfolio. Polonia Bank’s primary federal regulator is the Office of the Comptroller of the Currency (“OCC”).

The Federal Deposit Insurance Corporation (the “FDIC”), through the Deposit Insurance Fund, insures the Bank’s deposit accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Polonia Bank’s website address is www.poloniabank.com. Information on our website should not be considered a part of this annual report.

Agreements with Regulators

Effective October 21, 2014, Polonia Bank and the OCC entered into a formal written agreement (the “Agreement”). The Agreement relates to the findings of the OCC following its regularly scheduled examination of the Bank that began in the second quarter of 2014. The Agreement does not affect the Bank’s current status as “well capitalized” under applicable regulatory capital guidelines.

The Agreement provides, among other things, that within specified time frames, the Bank will:

•	establish a Compliance Committee of its Board of Directors to monitor and coordinate the Bank’s adherence to the Agreement and to prepare periodic reports describing the Bank’s progress in complying with the Agreement;

•	ensure that it has competent management in place, undertake periodic reviews of the Bank’s management, implement a program to enhance and improve the skills of the Bank’s management team, where necessary, act to fill any vacancies among the Bank’s senior executive officers within prescribed timeframes and in accordance with regulations of the OCC;

•	revise its written strategic plan and submit such revised plan to the OCC for review, with such strategic plan establishing objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy, product line development, outsourcing and market segments, together with strategies to achieve the Bank’s objectives;

•	implement a revised asset liability management program to address the Bank’s interest rate risk tolerance;

•	implement a mortgage banking operations risk management program;

•	confirm the terms of the Bank’s current outstanding obligation to fund third party obligations and implement a program for oversight of the Bank’s mortgage origination funding activities;

•	implement a revised internal audit program;

•	implement a program relating to the compensation payable to the Bank’s executive officers, employees and directors to ensure that such compensation is reasonable and not excessive; and

•	implement a revised third party risk management program that is consistent with OCC guidance.

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

In addition, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank effective January 20, 2015. The IMCRs require the Bank to maintain a leverage ratio (equal to Tier 1 capital to average total consolidated assets) of at least 10.00% and a total capital ratio (equal to total capital to total risk-weighted assets) of at least 15.00%. Absent the IMCRs, we must maintain a leverage ratio of at least 5.00% and a total capital ratio of at least 10.00% to be considered well-capitalized. At December 31, 2014, the Bank had a Tier 1 leverage ratio of 11.28% and a total risk-based capital ratio of 22.16%.

On February 17, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Philadelphia. Among other things, the MOU prohibits the Company from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the Federal Reserve Bank of Philadelphia.

Market Areas

We are headquartered in Huntingdon Valley, Pennsylvania, which is located in the northwest suburban area of metropolitan Philadelphia and is situated between Montgomery and Bucks Counties. In addition to our main office in Montgomery County, we operate from four additional locations in Philadelphia County. We generate deposits through our five offices and conduct lending activities throughout the Greater Philadelphia metropolitan area, as well as in southeastern Pennsylvania and southern New Jersey. The Philadelphia metropolitan area is the fifth largest in the United States (based on United States Census data for 2010) with an estimated population of 6.0 million. The city of Philadelphia is the fifth most populous city in the United States and the largest in population and area in the Commonwealth of Pennsylvania.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At December 31, 2014, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We also originate Federal Housing Administration (FHA) insured loan products. New loans are originated through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. FHA loans have mortgage insurance provided by the federal government. FHA loans are made up to 96.5% of the lesser of the appraised value or purchase price and are originated and underwritten manually according to private investor and FHA guidelines. Historically, we have offered FHA loans on a limited basis to accommodate customers who may not qualify for a conventional mortgage loan. FHA loans are originated by Polonia Bank with the intention of selling the loans on a flow basis to the U.S. Department of Housing and Urban Development (“HUD”) and other private investors with servicing released. During the year ended December 31, 2014 we generated $58.8 million in loans for sale to various investors. Generally, FHA loans are sold with recourse. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the borrower. This repurchase obligation triggered by the default of the underlying borrower for the FHA loans that we sell usually expires 90-120 days from the date the loans are sold.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80% at the time the loan is originated. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. In addition to the FHA loans that we sell, we occasionally sell loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination. Our online loans division generates loans through the Internet with rates that are generally lower than those that we offer at Polonia Bank. These loans are generated for sale to the FHLB of Pittsburgh through its Mortgage Partnership Finance program. During the year ended December 31, 2014, we generated $16.5 million in online loans for sale to the FHLB of Pittsburgh.

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

Commercial Loans. We have not historically originated commercial business loans and have no plans to do so in the near future. We acquired commercial business loans with a fair value of $173,000 as of December 31, 2014 as a result of the Earthstar Bank acquisition.

Home Equity Loans and Lines of Credit. We currently offer home equity loans with fixed interest rates for terms up to 15 years and maximum combined loan-to-value ratios of 80%. We offer loans with adjustable interest rates tied to a market index in our market area.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2014, our general regulatory limit on loans to one borrower was $5.2 million. At that date, our largest lending relationship was $2.6 million. These, which were made to or guaranteed by a director of the Company or affiliated entities, and was secured by three one- to four-family properties and two commercial real estate properties loans were performing in accordance with their original terms at December 31, 2014.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, corporate securities, mortgage-backed securities, deposits at the FHLB of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2014.

At December 31, 2014 our investment portfolio totaled $56.5 million and consisted primarily of mortgage-backed securities.

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

Personnel

As of December 31, 2014, we had 68 full-time employees and 10 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2014, Polonia Bank met each of its capital requirements.

New Capital Rule – Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank and savings and loan holding companies with total consolidated assets of $500 million or more.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2014, the Bank would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were currently effective.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2014, Polonia Bank maintained 96.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. The OCC assessments paid by Polonia Bank for the fiscal year ended December 31, 2014 totaled $97,000.

Federal Home Loan Bank System. Polonia Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Polonia Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2014 of $3.8 million.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts. Beginning January 23, 2014, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $89.0 million, plus 10% on the remainder, and the first $13.3 million of otherwise reservable balances will be exempt. These reserve requirements are subject to adjustment by the FRB. The Bank is in compliance with the foregoing requirements.

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

Acquisition of Polonia Bancorp. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

ITEM 1A.	RISK FACTORS

Compliance with the formal written agreement entered into with the OCC will increase our noninterest expense and failure to comply with the agreement could result in monetary penalties and/or additional regulatory actions.

Polonia Bank entered into a formal written agreement with the Office of the Comptroller of the Currency on October 21, 2014. See “Business – Agreements with Regulators” for further information. The requirements of the Agreement will remain in effect until the OCC suspends or terminates the Agreement. We expect that additional compliance efforts related to the Agreement will result in an elevated level of noninterest expense while we revise and/or implement the various policies, procedures and reports required by the Agreement.

The IMCRs imposed by the OCC require the Bank to maintain a leverage ratio (equal to Tier 1 capital to average total consolidated assets) of at least 10.00% and a total capital ratio (equal to total capital to total risk-weighted assets) of at least 15.00%. While the Bank currently exceeds these capital requirements, higher minimum capital ratios may limit the Bank’s ability to grow.

If we fail to comply with the formal written agreement or the IMCRs, the Office of the Comptroller of the Currency may pursue the assessment of civil money penalties against the Bank and its officers and directors and may seek to enforce the terms of the formal written agreement through a more restrictive enforcement order such as a cease and desist order or through court proceedings.

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

Our policy is to originate for retention in our portfolio fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2014, $198.3 million, or 94.1% of our total loan portfolio maturing in more than one year, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk.

Our cost of operations is high relative to our assets and our income.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, professional fees, federal deposit insurance premiums and other noninterest expenses totaled $12.5 million and $13.5 million for the years ended December 31, 2014 and 2013, respectively. Our ratio of noninterest expense to average total assets was 4.16% and 4.90% for the years ended December 31, 2014 and 2013, respectively. Our efficiency ratio was 97.81% for 2014 compared to 98.48% for 2013.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2014, our investment portfolio included securities with an amortized cost of $56.1 million and an estimated fair value of $57.9 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other than temporary impairment would not impact cash flow, tangible capital or liquidity.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2014, 18.4% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may be unable to increase the origination or purchase of loans acceptable to us.

We are dependent upon the services of key executives.

The loss of our senior executive officers could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. Our former Chief Executive Officer, Anthony J. Szuszczewicz retired effective August 31, 2014. The Board of Directors appointed Paul D. Rutkowski, the Company’s Chief Financial Officer, to the position of Chief Executive Officer on an interim basis while the Board conducts a search for a permanent successor to Mr. Szuszczewicz. The appointment of a new Chief Executive Officer is subject to prior notice to the FRB, with respect to the Company, and the OCC, with respect to the Bank. An extended delay in identifying a new Chief Executive Officer or in obtaining the non-objection of the FRB or the OCC could delay our ability to comply with the terms of our Agreement with the OCC and impede our ability to execute our business plan.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of December 31, 2014, we held less than 1.0% of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and security breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

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

We conduct our business through our main office and four branch offices in Montgomery and Philadelphia counties, Pennsylvania.  We currently own all of our branch offices.

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

The common stock of Polonia Bancorp, Inc. is traded on the NASDAQ Capital Market under the symbol “PBCP.” The following table sets forth the quarterly high and low sales prices of Polonia Bancorp’s common stock for the two most recently completed fiscal years, as reported by Nasdaq.

	High	Low		High	Low
2014			2013

First Quarter	$10.15	$9.25	First Quarter	$9.18	$8.05
Second Quarter	10.34	9.50	Second Quarter	9.40	8.91
Third Quarter	10.90	9.96	Third Quarter	10.00	9.25
Fourth Quarter	10.50	9.50	Fourth Quarter	10.31	9.85

As of December 31, 2014, there were approximately 165 holders of record of the Company’s common stock.

Polonia Bancorp’s Memorandum of Understanding with the FRB prohibits Polonia Bancorp from paying dividends, repurchasing its stock or making other capital distributions without prior written approval of the FRB.

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

As of December 31, 2014, Polonia Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing regulations. To date, we have not declared any cash dividends.

The Company did not purchase any of its common stock during the fourth quarter of 2014 and has no outstanding stock repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2014	2013	2012
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$307,757	$305,583	$267,464
Securities available-for-sale	11,712	15,271	16,139
Securities held-to-maturity	44,742	51,320	58,605
Loans held for sale	4,221	6,143	12,060
Loans receivable, net	197,679	182,050	116,035
Covered loans	14,457	16,523	21,260
Cash and cash equivalents	12,174	15,764	25,062
Deposits	199,554	201,322	196,723
FHLB Advances – long-term	59,000	59,000	25,500
Stockholders’ equity	38,823	40,300	41,185
Book value per common share	11.64	11.48	11.73

Operating Data:
Interest income	$11,342	$10,732	$10,544
Interest expense	3,210	2,589	2,706
Net interest income	8,132	8,143	7,838
Provision for loan losses	210	574	997
Net interest income after provision for loan losses	7,922	7,569	6,841
Noninterest income	4,654	5,577	3,094
Noninterest expense	12,506	13,512	10,397
Income (Loss) before income taxes	70	(366)	(462)
Provision for income taxes	53	(120)	(162)
Net income (loss)	$17	$(246)	$(300)
Basic and diluted earnings per share (1)	0.01	(0.07)	(0.09)

Performance Ratios:
Return on average assets	0.01%	(0.09)%	(0.11)%
Return on average equity	0.04	(0.60)	(1.00)
Interest rate spread (2)	2.70	2.98	3.12
Net interest margin (3)	2.84	3.13	3.23
Noninterest expense to average assets	4.16	4.90	3.98
Efficiency ratio (4)	97.81	98.48	95.10
Average interest-earning assets to average interest-bearing liabilities	113.24	115.70	109.86
Average equity to average assets	13.17	14.94	11.49

Capital Ratios (5):
Tangible capital	11.28	11.12	12.82
Core capital	11.28	11.12	12.82
Total risk-based capital	21.44	22.46	27.88

	2014	2013	2012

Asset Quality Ratios (6):
Allowance for loan losses as a percent of total loans	0.71%	0.75%	1.28%
Allowance for loan losses as a percent of non-performing loans	63.36	71.40	55.96
Net charge-offs (recoveries) to average outstanding loans during the period	(0.08)	(0.49)	(0.06)
Non-performing loans as a percent of total loans	1.12	1.05	2.29

Other Data:
Number of:
Real estate loans outstanding	1,276	1,313	1,313
Deposit accounts	7,716	8,248	8,841
Full-service offices	5	6	7

(1)	On November 9, 2012, Polonia Bancorp completed its mutual-to-stock conversion from the mutual holding company to stock form of organization. Concurrent with the completion of the conversion, each share of Old Polonia Bancorp’s outstanding common stock held by public stockholders was exchanged for 1.1136 shares of Company common stock. All share related information for periods prior to the conversion is converted at that ratio.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Ratios are for Polonia Bank.
(6)	Ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.

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

At December 31, 2014, covered loans were comprised of $7.8 million of one- to four-family mortgage loans, $6.4 million of multi-family and commercial real estate loans and $173,000 of commercial loans.

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

Financial Condition

Total assets at December 31, 2014 were $307.8 million, an increase of $2.2 million, or 0.1%, from total assets of $305.6 million at December 31, 2013. The increase in assets resulted primarily from a $13.6 million increase in total loans and a $5.4 million increase in other assets, partially offset by a $10.2 million decrease in investment securities, a $3.6 million decrease in cash and cash equivalents and a $1.9 million decrease in loans held for sale. Total liabilities at December 31, 2014 were $268.9 million compared to $265.3 million at December 31, 2013, an increase of $3.6 million, or 1.4%. Total stockholders’ equity decreased to $38.8 million at December 31, 2014 from $40.3 million at December 31, 2013, a decrease of $1.5 million, or 3.7%, primarily as a result of the repurchases of shares.

Cash and cash equivalents decreased to $12.2 million from $15.8 million during the year ended December 31, 2014, a decrease of $3.6 million, or 22.8%. The decrease in cash and cash equivalents was attributable, in part, to a $13.6 million increase in total loans and a $1.7 million decrease in deposits, partially offset by a $10.2 million decrease in investments securities and a $1.9 million decrease in loans held for sale.

Investment securities available for sale decreased to $11.7 million from $15.3 million during the year ended December 31, 2014, a decrease of $3.6 million, or 23.5%. The decrease in investment securities available for sale was attributable to payments and maturities received of $3.5 million.

Investment securities held to maturity decreased to $44.7 million from $51.3 million during the year ended December 31, 2014, a decrease of $6.6 million, or 12.9%. The decrease in investment securities held to maturity was attributable, in part, $7.8 million in payments received, partially offset by the purchase of $1.4 million in mortgage backed securities.

Loans held for sale decreased to $4.2 million from $6.1 million during the year ended December 31, 2014 a decrease of $1.9 million, or 31.2%. The decrease in loans held for sale was primarily due to a decrease in loan activity during the year. Loans originated for sale during 2014 were $75.3 million and loans sold were $77.1 million compared to originations of $116.2 million and loans sold of $122.1 million in 2013.

Total loans increased to $213.6 million from $200.0 million during the year ended December 31, 2014, an increase of $13.6 million or 6.8%. The increase in total loans was mainly due to our increased efforts to grow our loans held for investment during the period.

Other assets increased to $8.2 million from $2.5 million during the year ended December 31, 2014. The increase in other assets is related to the Company’s non-qualified deferred compensation Rabbi Trust.

Total deposits decreased to $199.6 million from $201.3 million during the year ended December 31, 2014, a decrease of $1.7 million, or 0.8%. The decrease in deposits was attributable, in part, to the outflow of $1.8 million in savings accounts and a $1.1 million decrease in interest bearing demand deposits, partially offset by a $800,000 increase in non-interest bearing demand deposits and a $500,000 increase in money market accounts. The decrease in savings accounts was due partially to the closeout of one account with a balance of $2.8 million.

FHLB advances long-term remained unchanged at $59.0 million at December 31, 2014. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.

Other liabilities increased to $9.0 million from $3.5 million during the year ended December 31, 2014. The increase in other liabilities is related to the Company’s non-qualified deferred compensation plan.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$177,910	83.42%	$167,233	83.69%	$101,793	73.22%	$111,272	71.82%	$119,085	69.40%
Multi-family and commercial real estate	15,146	7.10	10,564	5.29	8,501	6.11	9,439	6.09	10,272	5.99
Home equity loans	2,040	0.96	2,365	1.18	2,489	1.79	2,818	1.82	2,918	1.70
Home equity lines of credit	1,521	0.71	513	0.26	1,853	1.33	1,767	1.14	2,023	1.18
Total real estate loans:	196,617	92.19	180,675	90.42	114,636	82.45	125,296	80.87	134,298	78.27

Consumer:
Education	1,558	0.73	1,806	0.90	2,228	1.60	2,885	1.86	3,179	1.85
Other consumer	641	0.30	830	0.42	901	0.65	1,032	0.67	1,300	0.76
Total consumer loans	2,199	1.03	2,636	1.32	3,129	2.25	3,917	2.53	4,479	2.61
Total loans excluding covered loans	198,816	93.22	183,311	91.74	117,765	84.70	129,213	83.40	138,777	80.88
Covered loans	14,457	6.78	16,523	8.26	21,260	15.30	25,708	16.60	32,808	19.12
Total loans	213,273	100.00%	199,834	100.00%	139,025	100.00%	154,921	100.00%	171,585	100.00%
Net deferred loan (costs) fees	279		117		(222)		(290)		(278)
Allowance for loan losses on non-covered loans	(1,416)		(1,378)		(1,508)		(1,206)		(834)
Allowance for loan losses on covered loans	-		-		-		(73)		-
Loans, net	$212,136		$198,573		$137,295		$153,352		$170,473

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four- Family Real Estate Loans	Multi-Family and Commercial Real Estate Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Covered Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$107	$812	$105	$435	$1,126	$2,585
More than one to five years	1,702	2,259	308	264	3,058	7,591
More than five years	176,101	12,075	3,148	1,500	10,273	203,097
Total	$177,910	$15,146	$3,561	$2,199	$14,457	$213,273

The following table sets forth the dollar amount of all loans at December 31, 2014 that are due after December 31, 2015 and that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate Loans:
One-to-four-family	$177,803	$-	$177,803
Multi-family and commercial real estate	6,869	7,465	14,334
Home equity loans and lines of credit	2,041	1,415	3,456
Consumer Loans	1,764	-	1,764
Covered Loans	9,847	3,484	13,331
Total	$198,324	$12,364	$210,688

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$1,446	$1,541	$2,090	$2,235	$3,361	$3,625
Freddie Mac	39	42	66	70	128	138
Government National Mortgage Association	469	528	556	619	694	794
Collateralized mortgage obligations – Government- sponsored entities	1,136	1,151	1,457	1,470	2,167	2,210
Total mortgage-backed securities	3,090	3,262	4,169	4,394	6,350	6,767
Corporate securities	8,293	8,450	10,701	10,877	9,171	9,372
Total	$11,383	$11,712	$14,870	$15,271	$15,521	$16,139

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$33,122	$34,438	$37,615	$38,375	$44,893	$47,404
Freddie Mac	11,620	11,755	13,705	13,502	13,712	14,212
Total mortgage-backed securities	$44,742	$46,193	$51,320	$51,877	$58,605	$61,616

At December 31, 2014, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at those dates.

Federal law requires a member institution of the FHLB System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $3.8 million at December 31, 2014. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.0% of a member’s advances, plus 1.50% of the unused borrowing capacity.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2014. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$45	4.64%	$335	5.02%	$565	4.52%	$501	2.24%	$1,446	3.85%
Freddie Mac	-	-	37	4.86	2	5.11	-	-	39	4.88
Government National Mortgage Association securities	-	-	5	7.77	51	6.83	413	6.63	469	6.66
Collateralized mortgage obligations – Government- sponsored entities	-	-	22	4.21	294	1.48	820	3.28	1,136	2.83
Corporate securities	2,239	1.29	5,153	1.61	901	2.15	-	-	8,293	1.58
Total	$2,284	1.36%	$5,552	1.86%	$1,813	2.91%	$1,734	3.78%	$11,383	2.22%

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$-	-%	$1,875	2.42%	$6,358	3.22%	$24,888	2.81%	$33,122	2.87%
Freddie Mac	-	-	-	-	671	2.64	10,950	2.28	11,620	2.30
Total	$-	-%	$1,875	2.42%	$7,029	3.16%	$35,838	2.65%	$44,742	2.72%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. These deposits are provided primarily by individuals who live or work within our market areas. We have not used brokered deposits as a source of funding. Deposits decreased $1.7 million, or 0.8% for the year ended December 31, 2014.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing Accounts	$6,483	3.25%	$5,725	2.84%	$7,611	3.87%
Interest-bearing Accounts	13,562	6.80	14,685	7.30	13,888	7.06
Money market	37,260	18.67	36,771	18.27	39,842	20.25
Savings accounts	28,590	14.33	30,385	15.09	30,093	15.30
Time deposits	113,659	56.95	113,756	56.50	105,289	53.52
Total	$199,554	100.00%	$201,322	100.00%	$196,723	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2014. Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$2,894
Over 3 Through 6 Months	5,051
Over 6 Through 12 Months	6,824
Over 12 Months	41,153
Total	$55,922

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
0.01 - 0.99%	$35,133	$36,560	$34,107
1.00 - 1.99%	45,936	46,621	42,747
2.00 - 3.99%	32,590	30,575	26,202
4.00 - 5.99%	-	-	2,233
Total	$113,659	$113,756	$105,289

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2014.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Time Deposits
	(Dollars in thousands)
0.01 - 0.99%	$28,010	$6,959	$164	$-	$-	$35,133	30.91%
1.00 - 1.99%	3,440	9,301	11,911	8,161	13,123	45,936	40.42
2.00 - 3.99%	3,826	6,855	10,980	7,690	3,239	32,590	28.67
Total	$35,276	$23,115	$23,055	$15,851	$16,362	$113,659	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Beginning balance	$201,322	$196,723	$203,016
Increase (decrease) before interest credited	(3,483)	2,944	(8,237)
Interest credited	1,715	1,655	1,944
Net increase (decrease) in deposits	(1,768)	4,599	(6,293)
Ending balance	$199,554	$201,322	$196,723

Borrowings. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. All borrowings from the FHLB are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities and our investment in FHLB stock.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$59,000	$59,000	$26,043
Average advances outstanding during the period:
FHLB Advances	$59,000	$35,160	$25,899
Weighted average interest rate during the period:
FHLB Advances	2.53%	2.64%	2.86%
Balance outstanding at end of period:
FHLB Advances	$59,000	$59,000	$25,500
Weighted average interest rate at end of period:
FHLB Advances	2.49%	2.49%	2.81%

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

Overview. We recorded net income of $17,000 during the year ended December 31, 2014, compared to a net loss of $246,000 during the year ended December 31, 2013.

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

	Years Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$209,915	$9,520	4.54%	$174,673	$8,799	5.04%
Investment securities	62,040	1,641	2.65	69,510	1,906	2.74
Other interest-earning assets	14,022	181	1.29	15,726	27	0.17
Total interest-earning assets	285,977	11,342	3.97%	259,909	10,732	4.13%
Noninterest-earning assets:	16,168			16,929
Allowance for Loan Losses	(1,400)			(1,353)
Total assets	$300,745			$275,485

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$15,239	$26	0.17%	$14,120	$30	0.21%
Money market deposits	34,939	128	0.37	38,491	153	0.40
Savings accounts	30,322	69	0.23	30,249	81	0.27
Time deposits	111,967	1,492	1.33	105,591	1,391	1.32
Total interest-bearing deposits	192,467	1,715	0.89	188,451	1,655	0.88
FHLB advances - long-term	59,000	1,492	2.53	35,160	929	2.64
Advances by borrowers for taxes and insurance	1,083	3	0.28	1,023	5	0.49
Total interest-bearing liabilities	252,550	3,210	1.27%	224,634	2,589	1.15%
Noninterest-bearing liabilities:	8,586			9,681
Total liabilities	261,136			234,315
Stockholders’ equity	39,609			41,170
Total liabilities and stockholders’ equity	$300,745			$275,485

Net interest income		$8,132			$8,143
Interest rate spread			2.70%			2.98%
Net yield on interest-bearing assets			2.84%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.24%			115.70%

Net interest income for the year ended December 31, 2014 remained unchanged at $8.1 million from the prior year. The stability in net interest income for the year ended December 31, 2014 reflects a higher average balance of loans and a lower average rate paid on FHLB advances, partially offset by a higher average balance of FHLB advances, a lower average balance of investment securities, a lower average balance of other interest-earning assets and a lower average interest rate earned on loans. The average balance of loans increased during the year ended December 31, 2014 due to increased loan originations. The lower average interest rate earned on loans reflects the current low rate environment on new loans. Higher interest expense on deposits for the year ended December 31, 2014 was due to a shift to higher interest bearing deposits during the year as well as an increase in the average balance of deposits. The higher average balance of FHLB advances long-term reflects the use of advances to fund loan originations during the year ended December 31, 2014. Our net interest rate spread decreased to 2.70% for the year ended December 31, 2014 from 2.98% in 2013 and our net interest margin decreased to 2.84% from 3.13%.

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

	For the Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			For the Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$1,425	$(704)	$721	$1,249	$(692)	$557
Investment securities	(199)	(66)	(265)	(123)	(257)	(380)
Other	(3)	157	154	(3)	14	11
Total interest-earning assets	$1,223	$(613)	$610	$1,123	$(935)	$188

Interest expense:
Interest-bearing demand deposits	$3	$(7)	$(4)	$(3)	$(33)	$(36)
Money market accounts	(14)	(11)	(25)	(18)	(52)	(70)
Savings accounts	-	(12)	(12)	1	(14)	(13)
Certificates of deposit	85	16	101	(28)	(142)	(170)
Total deposits	74	(14)	60	(48)	(241)	(289)
FHLB Advances - short-term	-	-	-	-	-	-
FHLB Advances - long-term	601	(38)	563	240	(52)	188
Advances by borrowers for taxes and insurance	-	(2)	(2)	9	(25)	(16)
Total interest-bearing liabilities	$675	$(54)	$621	$201	$(318)	$(117)
Change in net interest income	$548	$(559)	$(11)	$922	$(617)	$305

Provision for Loan Losses. For the year ended December 31, 2014 we recorded a provision for loan losses of $210,000 as compared to $574,000 for the year ended December 31, 2013. The smaller provision for loan losses in 2014 was deemed necessary due to the growth in the loan portfolio combined with an increase in the level of classified assets. Management also reviews and adjusts the qualitative factors used to calculate the allowance for loan losses for all loans based on historical losses in our portfolio as well as the current levels of nonperforming loans in our portfolio. Management makes adjustments on a quarterly basis or more frequently as necessary. Management made changes to the qualitative factors during 2014 based on historical losses in our portfolio as well as the current levels of nonperforming loans in our portfolio.

The provisions for the loan portfolio reflect management’s assessment of lending activities, decreased non-performing loans, levels of current delinquencies and current economic conditions. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level believed by management sufficient to cover all known and inherent losses in the loan portfolio which are both probable and reasonably estimable. Management’s analysis includes consideration of our historical experience, the volume and type of lending conducted by us, the amount of our classified and criticized assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to our market area, and other factors related to the collectability of our loan portfolio.

An analysis of the changes in the allowance for loan losses is presented under “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

NonInterest Income. The following table shows the components of noninterest income for the year ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Service fees on deposit accounts	$116	$131
Earnings on bank-owned life insurance	4	24
Gain on sale of loans	3,861	4,971
Rental income	271	292
Other	402	159
Total	$4,654	$5,577

The $923,000 decrease in noninterest income during the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to a $1.1 million decrease in the gain on sale of loans, partially offset by a $243,000 increase in other income.

NonInterest Expense.   The following table shows the components of noninterest expense for the year ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Compensation and employee benefits	$7,142	$8,133
Occupancy and equipment	1,449	1,431
Federal deposit insurance premiums	361	313
Data processing expense	428	443
Professional fees	660	663
Other	2,466	2,529
Total	$12,506	$13,512
Efficiency ratio	97.81%	98.48%

Total noninterest expense decreased $1.0 million, or 7.4%, to $12.5 million for the year ended December 31, 2014 from the prior year period. The decrease in noninterest expense for the year ended December 31, 2014 as compared to the prior year period was primarily the result of a $991,000 decrease in compensation and employee benefits, a $63,000 decrease in other expense, a $15,000 decrease in data processing expense and a $3,000 decrease in professional fees, partially offset by a $48,000 increase in federal deposit insurance premiums and an $18,000 increase in occupancy and equipment expense. The decrease in compensation and employee benefits expense is primarily the result of the Retail Mortgage Banking Group which accounted for $1.0 million of the decrease. The decrease in other expenses is primarily related to the $285,000 amortization and adjustment of an accrual to the FDIC Indemnification and claw-back agreement, related to the acquisition of assets from the former Earthstar Bank in 2010 and a $50,000 decrease in expenses related to the Retail Mortgage Banking Group, partially, offset by a $313,000 increase in expense related to the deferred compensation plan.

Income Taxes. We recorded tax expense of $53,000 for the year ended December 31, 2014 compared to a tax benefit of $120,000 during the year ended December 31, 2013. The increase in tax expense resulted from the increase in our taxable operating income.

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

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual non-covered loans:
Real estate loans:
One-to-four-family	$1,930	$1,344	$370	$314	$749
Multi-family and commercial real estate	151	-	1,485	649	-
Home equity loans and lines of credit	60	-	10	55	47
Consumer	94	110	252	296	226
Total non-accrual non-covered loans	2,235	1,454	2,117	1,314	1,022
Restructured loans	-	476	578	650	-
Total non-performing non-covered loans	2,235	1,930	2,695	1,964	1,022
Real estate owned	451	240	108	83	314
Total non-performing non-covered assets	2,686	2,170	2,803	2,047	1,336

Non-accrual covered loans:
Real estate loans:
One- to four-family	142	822	880	501	305
Multi-family and commercial real estate	367	111	-	179	179
Commercial	-	-	-	-	596
Total non-performing covered loans	509	933	880	680	1,080
Real estate owned	39	28	64	-	-
Total non-performing covered assets	548	961	944	680	1,080
Total non-performing assets (including covered loans)	$3,234	$3,131	$3,747	$2,727	$2,416

Total non-performing non-covered loans to total non-covered loans	1.12%	1.02%	2.08%	1.52%	0.74%
Total non-performing non-covered assets to total non-covered assets	0.93%	0.75%	1.05%	0.86%	0.50%
Total non-performing loans to total loans	1.28%	1.39%	2.58%	1.71%	1.23%
Total non-performing assets to total assets	1.07%	1.02%	1.40%	1.03%	0.81%

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended December 31, 2014 and 2013 had nonaccruing loans been current according to their original terms was approximately $111,000 and $132,000, respectively.

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

The following table shows the aggregate amounts of our non-covered classified assets at the dates indicated.

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Special mention assets	$1,573	$1,710	$1,637
Substandard assets	4,410	4,320	5,467
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$5,983	$6,030	$7,104

Other than disclosed in the above tables, there are no other loans at December 31, 2014 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated. Loans past due 90 days or more are placed on non-accrual status.

	At December 31,
	2014		2013		2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$32	$1,034	$877	$197	$280	$-
Multi-family and commercial real estate	-	-	277	-	-	-
Home equity loans and lines of credit	60	-	-	-	-	-
Consumer	108	17	20	56	46	41
Covered loans	113	-	331	309	1,300	56
Total	$313	$1,051	$1,505	$562	$1,626	$97

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

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2014, the loss factors were adjusted for each group of loans due to changes in the nature and volume of the loan portfolio, changes in the value of underlying collateral for collateral dependent loans to reflect current market conditions and our dependence on underlying collateral within the entire loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses on non-covered loans by loan category at the dates indicated.

	At December 31,
	2014			2013			2012			2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$963	68.00%	90.00%	$908	65.00%	91.00%	$678	45.00%	86.00%	$544	45.00%	86.00%	$520	62.00%	87.00%
Multi-family and commercial real estate	428	30.00	7.00	445	32.00	5.00	772	51.00	7.00	613	51.00	7.00	274	33.00	7.00
Home equity loans and lines of credit	18	1.00	2.00	8	1.00	2.00	47	3.00	4.00	28	2.00	4.00	24	3.00	4.00
Consumer	7	1.00	1.00	8	1.00	2.00	11	1.00	3.00	21	2.00	3.00	16	2.00	2.00
Unallocated	-	-	-	9	1.00	-	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$1,416	100.00%	100.00%	$1,378	100.00%	100.00%	$1,508	100.00%	100.00%	$1,206	100.00%	100.00%	$834	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	December 31,
	2014			2013			2012			2011			2010
	Non- Covered Loans	Covered Loans	Totals	Non- Covered Loans	Covered Loans	Totals	Non- Covered Loans	Covered Loans	Totals	Non- Covered Loans	Covered Loans	Totals
				(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,378	$-	$1,378	$1,508	$-	$1,508	$1,206	$73	$1,279	$834	$-	$834	$1,115

Provision (credit) for loan losses	210	-	210	574	-	574	1,018	(21)	997	367	73	440	(115)

Charge-offs:
One-to-four family	(172)	-	(172)	(440)	-	(440)	(336)	(33)	(369)	-	-	-	(170)
Multi-family and commercial	-	-	-	(111)	-	(111)	(338)	(19)	(407)	-	-	-	-
Home equity loans and lines of credit	-	-	-	(153)	-	(153)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	(172)	-	(172)	(704)	-	(704)	(724)	(52)	(776)	-	-	-	(170)
Recoveries:
One-to-four family	-	-	-	-	-	-	2	-	2	5	-	5	4
Multi-family and commercial	-	-	-	-	-	-	6	-	6	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	8	-	8	5	-	5	4
Net recoveries (charge-offs)	(172)	-	(172)	(704)	-	(704)	(716)	(52)	(768)	5	-	5	(166)
Allowance for loan losses at end of period	$1,416	$-	$1,416	$1,378	$-	$1,378	$1,508	$-	$1,508	$1,206	$73	$1,279	$834
Allowance for loan losses to non-performing loans	63.36%	-%	51.60%	71.40%	-%	48.13%	55.96%	-%	42.18%	61.41%	10.74%	48.37%	81.56%
Allowance for loan losses to total loans outstanding at the end of the period	0.71%	-%	0.66%	0.75%	-%	0.69%	1.28%	-%	1.08%	0.93%	0.28%	0.83%	0.06%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.08)%	-%	(0.08)%	(0.49)%	-%	(0.40)%	(0.06)%	(0.02)%	(0.05)%	0.01%	-%	0.01%	(0.11)%

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

We prepare an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 500 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the OCC, presents the change in our net portfolio value at December 31, 2014, that would occur in the event of an immediate change in interest rates based on assumptions, with no effect given to any steps that we might take to counteract that change.

	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
(Dollars in thousands)

400	$14,665	$(30,638)	(67.63)%	5.74%	(890)%
300	23,242	(22,061)	(48.70)	8.66	(598)
200	31,407	(13,896)	(30.67)	11.13	(350)
100	39,268	(6,035)	(13.32)	13.27	(137)
0	45,303	-	-	14.64	-
(100)	53,185	7,882	17.40	16.51	187

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $12.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $11.7 million at December 31, 2014. In addition, at December 31, 2014, we had the ability to borrow a total of approximately $148.7 million from the FHLB of Pittsburgh. On December 31, 2014, we had $59.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At December 31, 2014, we had $1.4 million in mortgage loan commitments outstanding and $5.0 million in unused lines of credit. Time deposits due within one year of December 31, 2015 totaled $35.3 million of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the year ended December 31, 2014 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, Inc., 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plan approved by security holders	316,510	$9.27	-

Total	316,510	$9.27	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Incorporated by reference to

3.1	Articles of Incorporation of Polonia Bancorp, Inc.	Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-176759).

3.2	Bylaws of Polonia Bancorp, Inc.	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-176759).

10.1*	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski	Exhibit 10.3 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.2*	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski	Exhibit 10.4 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.3*	Amended and Restated Polonia Bancorp Employment Agreement with Kenneth J. Maliszewski	Exhibit 10.5 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.4*	Amended and Restated Polonia Bank Employment Agreement with Kenneth J. Maliszewski	Exhibit 10.6 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.5*	Amended and Restated Polonia Bank Employee Severance Compensation Plan	Exhibit 10.7 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.6*	Amended and Restated Supplemental Executive Retirement Plan	Exhibit 10.8 on Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.7*	Supplemental Executive Retirement Plan	Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.8*	Supplemental Executive Retirement Plan for Edward W. Lukiewski	Exhibit 10.9 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.9*	Non-Qualified Deferred Compensation Plan	Exhibit 10.10 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.10*	Supplemental Executive Retirement Plan for Paul D. Rutkowski	Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.11*	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski	Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.12*	Split Dollar Life Insurance Agreement with Paul D. Rutkowski	Exhibit 10.1 to Form 8-K, filed on January 25, 2007 (File No. 000-52267).

10.13*	Split Dollar Life Insurance Agreement with Kenneth J. Maliszewski	Exhibit 10.2 to Form 8-K, filed on January 25, 2007 (File No. 000-52267).

10.14*	Polonia Bancorp 2007 Equity Incentive Plan	Appendix D to the definitive proxy statement filed on June 12, 2007 (File No. 000-52267).

Exhibit No.	Description	Incorporated by reference to

10.15*	Form of Restricted Stock Award Agreement for the Polonia Bancorp 2007 Equity Incentive Plan	Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-149433).

10.16*	Form of Incentive Stock Option Award Agreement for the Polonia Bancorp 2007 Equity Incentive Plan	Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-149433).

10.17*	Form of Non-Statutory Stock Option Award Agreement for the Polonia Bancorp 2007 Equity Incentive Plan	Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-149433).

10.18*	Polonia Bancorp, Inc. 2013 Equity Incentive Plan	Appendix A in the definitive proxy statement filed with the SEC on April 15, 2013 (File No. 001-35739).

	Form of equity award agreements for the Polonia Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 99.1 to the Registration Statement on Form S-8 (333-190760).

10.19*	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement	Exhibit to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.20*	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan	Exhibit 10.17 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.21*	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Paul D. Rutkowski	Exhibit 10.19 to Form 10-K for the year ended December 31, 2011 (File No. 000-52267).

10.22*	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Paul D. Rutkowski	Exhibit 10.22 to Form 10-K for the year ended December 31, 2011 (File No. 000-52267).

10.23*	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Kenneth J. Maliszewski	Exhibit 10.24 to Form 10-K for the year ended December 31, 2011 (File No. 000-52267).

10.24*	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Kenneth J. Maliszewski (5)	Exhibit 10.25 to Form 10-K for the year ended December 31, 2011 (File No. 000-52267).

10.25	Agreement by and between Polonia Bank and the Comptroller of the Currency	Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2014

21.0	Subsidiaries of the Registrant

23.0	Consent of S.R. Snodgrass, A.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit No.	Description	Incorporated by reference to

32.0	Section 1350 Certification

101	The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP, INC.

Date: March 31, 2015	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 31, 2015
Paul D. Rutkowski	(principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	March 31, 2015
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	March 31, 2015
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	March 31, 2015
Frank J. Byrne

/s/ Joseph M. Callahan	Director	March 31, 2015
Joseph M. Callahan

/s/ Timothy O’Shaughnessy	Director	March 31, 2015
Timothy O’Shaughnessy

/s/ Robert J. Woltjen	Director	March 31, 2015
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Polonia Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Polonia Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Polonia Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania

March 31, 2015

F - 1

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$1,624,482	$1,792,837
Interest-bearing deposits with other institutions	10,549,748	13,971,483

Cash and cash equivalents	12,174,230	15,764,320

Investment securities available for sale	11,711,533	15,271,005
Investment securities held to maturity (fair value $46,193,447 and $51,876,769)	44,741,534	51,319,785
Loans held for sale	4,221,438	6,142,968
Loans receivable	199,094,306	183,428,136
Covered loans	14,457,364	16,523,106
Total loans	213,551,670	199,951,242
Less: Allowance for loan losses	1,415,983	1,378,013
Net loans	212,135,687	198,573,229
Accrued interest receivable	788,684	796,294
Federal Home Loan Bank stock	3,843,500	3,675,500
Premises and equipment, net	4,257,726	4,788,182
Bank-owned life insurance	4,268,181	4,264,244
FDIC indemnification asset	1,417,355	2,515,287
Other assets	8,197,043	2,471,754

TOTAL ASSETS	$307,756,911	$305,582,568

LIABILITIES
Deposits	$199,553,997	$201,322,339
FHLB advances - long-term	59,000,000	59,000,000
Advances by borrowers for taxes and insurance	1,208,824	1,306,823
Accrued interest payable	143,798	145,434
Other liabilities	9,027,309	3,507,483

TOTAL LIABILITIES	268,933,928	265,282,079

Commitments and contingencies (Note 10)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,334,130 and 3,511,276 shares issued and outstanding)	33,341	35,113
Additional paid-in-capital	25,219,224	26,795,498
Retained earnings	14,870,920	14,853,884
Unallocated shares held by Employee Stock Ownership Plan ("ESOP") (181,415 and 200,542 shares, respectively)	(1,517,302)	(1,648,366)
Accumulated other comprehensive income	216,800	264,360

TOTAL STOCKHOLDERS' EQUITY	38,822,983	40,300,489
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$307,756,911	$305,582,568

See accompanying notes to the consolidated financial statements.

F - 2

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Year Ended December 31,
	2014	2013
INTEREST AND DIVIDEND INCOME
Loans receivable	$9,520,329	$8,799,244
Investment securities	1,640,580	1,905,587
Interest-bearing deposits and other dividends	181,571	27,434
Total interest and dividend income	11,342,480	10,732,265

INTEREST EXPENSE
Deposits	1,714,909	1,655,268
FHLB advances - long-term	1,492,006	928,842
Advances by borrowers for taxes and insurance	3,303	5,181
Total interest expense	3,210,218	2,589,291

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,132,262	8,142,974
Provision for loan losses	209,713	573,817

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,922,549	7,569,157

NONINTEREST INCOME
Service fees on deposit accounts	116,366	131,179
Earnings on bank-owned life insurance	3,937	23,880
Gain on sale of loans	3,861,049	4,971,126
Rental income	271,258	292,349
Other	401,861	158,772
Total noninterest income	4,654,471	5,577,306

NONINTEREST EXPENSE
Compensation and employee benefits	7,142,493	8,133,285
Occupancy and equipment	1,449,082	1,430,813
Federal deposit insurance premiums	360,665	312,647
Data processing expense	428,192	442,541
Professional fees	659,992	663,238
Other	2,466,013	2,529,349
Total noninterest expense	12,506,437	13,511,873

Income (loss) before income tax expense (benefit)	70,583	(365,410)
Income tax expense (benefit)	53,547	(119,805)

NET INCOME (LOSS)	$17,036	$(245,605)

EARNINGS PER SHARE - BASIC AND DILUTED	$0.01	$(0.07)

Weighted-average common shares outstanding:
Basic	3,168,335	3,294,438
Diluted	3,197,496	3,294,438

See accompanying notes to the consolidated financial statements.

F - 3

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013

Net income (loss)	$17,036	$(245,605)

Changes in net unrealized loss on investment securities available for sale	(72,060)	(217,313)

Tax effect	24,500	73,887

Total other comprehensive loss	(47,560)	(143,426)

Total comprehensive loss	$(30,524)	$(389,031)

See accompanying notes to the consolidated financial statements.

F - 4

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
					Unallocated	Other
	Common Stock		Additional	Retained	Shares Held	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	by ESOP	Income	Total
Balance, December 31, 2012	3,511,276	$35,113	$27,453,708	$15,099,489	$(1,810,810)	$407,786	$41,185,286

Net loss				(245,605)			(245,605)
Other comprehensive loss, net						(143,426)	(143,426)
Stock options compensation expense			7,383				7,383
Allocation of unearned ESOP shares			17,158		162,444		179,602
Allocation of unearned restricted stock			11,667				11,667
Purchase of stock for restricted stock plan trust			(694,418)				(694,418)

Balance, December 31, 2013	3,511,276	35,113	26,795,498	14,853,884	(1,648,366)	264,360	40,300,489

Net income				17,036			17,036
Other comprehensive loss, net						(47,560)	(47,560)
Stock options compensation expense			81,628				81,628
Allocation of unearned ESOP shares			30,547		131,064		161,611
Allocation of unearned restricted stock			115,501				115,501
Repurchase of stock	(177,146)	(1,772)	(1,803,950)				(1,805,722)

Balance, December 31, 2014	3,334,130	$33,341	$25,219,224	$14,870,920	$(1,517,302)	$216,800	$38,822,983

See accompanying notes to the consolidated financial statements.

F - 5

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$17,036	$(245,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	209,713	573,817
Depreciation, amortization, and accretion	1,052,214	1,399,936
Proceeds from sale of loans	81,104,217	127,128,458
Net gain on sale of loans	(3,861,049)	(4,971,126)
Loans originated for sale	(75,321,638)	(116,240,126)
Loss (gain) on the sale of other real estate owned	96,626	(7,553)
Earnings on bank-owned life insurance	(3,937)	(23,880)
Deferred federal income taxes	(466,242)	(645,873)
Decrease in accrued interest receivable	7,610	19,179
(Decrease) increase in accrued interest payable	(1,636)	80,674
(Decrease) increase in accrued payroll and commissions	(159,200)	34,611
Compensation expense for stock options, ESOP, and restricted stock	358,740	198,652
Other, net	693,420	471,954
Net cash provided by operating activities	3,725,874	7,773,118

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	3,528,225	2,181,954
Purchases	-	(1,500,000)
Investment securities held to maturity:
Proceeds from principal repayments and maturities	7,813,259	13,129,945
Purchases	(1,383,038)	(5,986,312)
Increase in loans receivable, net	(16,318,842)	(66,750,819)
Decrease in covered loans	2,135,178	4,663,259
Purchase of Federal Home Loan Bank stock	(683,200)	(1,631,500)
Redemptions of Federal Home Loan Bank stock	515,200	563,600
Proceeds from the sale of other real estate owned	470,276	244,601
Purchase of other real estate owned	-	(121,100)
Payments received from FDIC under loss share agreement	396,156	757,154
Purchase of premises and equipment	(117,115)	(390,180)
Net cash used for investing activities	(3,643,901)	(54,839,398)

FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(1,768,342)	4,599,093
Repayment of Federal Home Loan Bank advances - long-term	-	(3,500,000)
Proceeds of Federal Home Loan Bank advances - long-term	-	37,000,000
(Decrease) increase in advances by borrowers for taxes and insurance, net	(97,999)	364,259
Purchase of stock for restricted stock plan trust	-	(694,418)
Repurchase of stock	(1,805,722)	-
Net cash (used for) provided by financing activities	(3,672,063)	37,768,934
Decrease in cash and cash equivalents	(3,590,090)	(9,297,346)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,764,320	25,061,666
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,174,230	$15,764,320

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$3,211,854	$2,508,617
Income taxes	775,000	454,192
Non-cash transactions:
Loans transferred to other real estate owned	514,829	236,889
Transfers from premises and equipment to other real estate owned	213,805	-
Transfers from loans to other repossessed assets	-	75,958

See accompanying notes to the consolidated financial statements.

F - 6

POLONIA BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Nature of Operations and Basis of Presentation

Polonia Bancorp, Inc. (the “Company”), a Maryland corporation, was incorporated in 2011 and is a 100 percent publicly owned stock holding company of Polonia Bank (the “Bank”). The Bank was incorporated under Pennsylvania law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through five offices located in the Greater Philadelphia area. The Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and whether or not the Company intends to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in market value. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income (Loss).

F - 7

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2014 or 2013.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by a charge against income. Gains and losses on sales of loans held for sale are included in noninterest income. Loans held for sale at December 31, 2014 and 2013, were approximately $4,221,438 and $6,142,968, respectively.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at the principal amount outstanding less the allowance for loan losses and net of deferred loan origination fees and costs. Interest on loans is recognized as income when earned on the accrual method.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Changes in the FDIC indemnification asset during the years ended December 31, 2014 and 2013, are as follows:

	Year Ended December 31,
	2014	2013

Balance at the beginning of year	$2,515,287	$4,234,931
Cash payments received or receivable due from the FDIC	(396,156)	(757,154)
Increase in FDIC share of estimated losses	-	-
Net amortization	(701,776)	(962,490)

Balance at the end of year	$1,417,355	$2,515,287

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

Allowance for Loan Losses (Continued)

Impaired loans are typically commercial, multi-family, and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings are also considered impaired. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Bank-Owned Life Insurance

The Company owns insurance on the lives of a certain group of key employees. The policies were purchased to help offset the increase in the costs of various fringe benefit plans including healthcare. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increases in the cash surrender value are recorded as noninterest income on the Consolidated Statement of Income (Loss). In the event of the death of an insured individual under these policies, the Company would receive a death benefit, which would be recorded as noninterest income.

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

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income (loss) is composed exclusively of net unrealized holding gains (losses) on its available-for-sale securities portfolio. The Company has reported the effects of other comprehensive loss on the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013.

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period. The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date. For the years ended December 31, 2014 and 2013, the Bank recorded $81,628 and $7,383, respectively, in expense related to share-based awards.

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

There were no stock options granted during 2014. The weighted-average fair value of stock options granted for 2013 was $3.05. There were no options exercised during 2014 or 2013.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

F - 15

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

2.	EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income (loss) as presented on the Consolidated Statement of Income (Loss) will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Year Ended December 31,
	2014	2013

Weighted-average common shares outstanding	3,407,752	3,511,276
Average unearned nonvested shares	(49,226)	(6,988)
Average unallocated shares held by ESOP	(190,191)	(209,850)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,168,335	3,294,438
Dilutive effect of stock options	29,161	-

Weighted-average shares outstanding diluted	3,197,496	3,294,438

At December 31, 2014, there were 34,494 shares of restricted stock outstanding at a price of $10.25 per share and options to purchase 110,976 shares of common stock at a price of $9.15 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2013, there were options to purchase 145,124 shares of common stock at a price of $10.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

F - 16

3.	INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$1,445,913	$94,904	$-	$1,540,817
Freddie Mac	39,424	1,991	-	41,415
Government National Mortgage Association	469,373	58,936	-	528,309
Collateralized mortgage obligations - government- sponsored entities	1,135,489	29,125	(13,241)	1,151,373
Total mortgage-backed securities	3,090,199	184,956	(13,241)	3,261,914
Corporate securities	8,292,849	159,204	(2,434)	8,449,619
Total debt securities	$11,383,048	$344,160	$(15,675)	$11,711,533

Held to maturity
Mortgage-backed securities:
Fannie Mae	$33,121,331	$1,378,136	$(61,305)	$34,438,162
Freddie Mac	11,620,203	247,896	(112,814)	11,755,285
Total mortgage-backed securities	$44,741,534	$1,626,032	$(174,119)	$46,193,447

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$2,090,446	$144,110	$-	$2,234,556
Freddie Mac	66,483	3,888	-	70,371
Government National Mortgage Association	555,967	62,546	(2)	618,511
Collateralized mortgage obligations - government- sponsored entities	1,456,804	36,332	(22,930)	1,470,206
Total mortgage-backed securities	4,169,700	246,876	(22,932)	4,393,644
Corporate securities	10,700,760	199,172	(22,571)	10,877,361
Total debt securities	$14,870,460	$446,048	$(45,503)	$15,271,005

Held to maturity
Mortgage-backed securities:
Fannie Mae	$37,615,390	$1,073,752	$(314,531)	$38,374,611
Freddie Mac	13,704,395	187,302	(389,539)	13,502,158
Total mortgage-backed securities	$51,319,785	$1,261,054	$(704,070)	$51,876,769

F - 17

3.	INVESTMENT SECURITIES (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,153,455	$(61,305)	$7,153,455	$(61,305)
Freddie Mac	1,946,251	(3,284)	5,210,889	(109,530)	7,157,140	(112,814)
Collateralized mortgage obligations - government- sponsored entities	220,486	(4,339)	239,587	(8,902)	460,073	(13,241)
Total mortgage-backed securities	2,166,737	(7,623)	12,603,931	(179,737)	14,770,668	(187,360)
Corporate securities	1,752,260	(519)	498,085	(1,915)	2,250,345	(2,434)

Total	$3,918,997	$(8,142)	$13,102,016	$(181,652)	$17,021,013	$(189,794)

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$10,051,822	$(314,531)	$-	$-	$10,051,822	$(314,531)
Freddie Mac	7,797,111	(389,539)	-	-	7,797,111	(389,539)
Government National Mortgage Association	2,924	(2)	-	-	2,924	(2)
Collateralized mortgage obligations - government- sponsored entities	241,892	(9,714)	131,156	(13,216)	373,048	(22,930)
Total mortgage-backed securities	18,093,749	(713,786)	131,156	(13,216)	18,224,905	(727,002)
Corporate securities	2,484,955	(18,866)	496,295	(3,705)	2,981,250	(22,571)

Total	$20,578,704	$(732,652)	$627,451	$(16,921)	$21,206,155	$(749,573)

The Company reviews its position quarterly and has asserted that at December 31, 2014 and 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 21 positions that were temporarily impaired at December 31, 2014. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

F - 18

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2014	Cost	Value	Cost	Value

Due within one year	$2,283,772	$2,295,529	$-	$-
Due after one year through five years	5,552,010	5,684,547	1,874,938	1,941,567
Due after five years through ten years	1,813,708	1,892,735	7,028,952	7,439,834
Due after ten years	1,733,558	1,838,722	35,837,644	36,812,046

Total	$11,383,048	$11,711,533	$44,741,534	$46,193,447

There were no sales of securities during the years ended December 31, 2014 and 2013.

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2014	2013
Mortgage loans:
One-to-four family	$178,214,260	$167,233,407
Multi-family and commercial	14,840,883	10,563,787
	193,055,143	177,797,194
Home equity loans	2,040,458	2,365,094
Home equity lines of credit ("HELOCs")	1,521,341	512,749
Education loans	1,557,801	1,806,132
Other consumer loans	1,373	771
Noncovered loans purchased	639,092	828,874
Covered loans	14,457,364	16,523,106
	213,272,572	199,833,920
Less:
Net deferred loan fees	(279,098)	(117,322)
Allowance for loan losses	1,415,983	1,378,013
Total	$212,135,687	$198,573,229

The components of covered loans by portfolio class as of December 31, 2014 and 2013, were as follows:

	December 31,	December 31,
	2014	2013
Mortgage loans:
One-to-four family	$7,846,156	$9,812,449
Multi-family and commercial	6,438,651	6,553,786
	14,284,807	16,366,235
Commercial	172,557	156,871
Total loans	$14,457,364	$16,523,106

F - 19

4.	LOANS RECEIVABLE (Continued)

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	December 31, 2014		December 31, 2013
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	with Specific	Evidence of	with Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$807,613	$22,933,822	$1,284,523	$26,718,512

Carrying amount, net of allowance	481,271	14,615,185	775,149	16,576,831

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2014 and 2013.

Changes in the accretable yield for acquired loans were as follows for the years ended December 31, 2014 and 2013:

	2014	2013
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$7,791,222	$11,044,664
Reclassifications and other	(331,946)	(1,771,565)
Accretion	(1,077,484)	(1,481,877)

Balance at end of period	$6,381,792	$7,791,222

The $1,077,484 and $1,481,877 recognized as accretion represents the interest income earned on these loans for the years ended December 31, 2014 and 2013, respectively. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $530,696 and $549,840 of reclassifications from nonaccretable discounts to accretable discounts in 2014 and 2013, respectively. The remaining $(862,642) and $(2,321,405) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the periods ended December 31, 2014 and 2013, respectively.

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at December 31, 2014 and 2013, is dependent upon the local economic conditions.

Mortgage loans serviced by the Company for others amounted to $28,441,343 and $29,431,422 at December 31, 2014 and 2013, respectively.

F - 20

4.	LOANS RECEIVABLE (Continued)

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. A summary of loan activity for those officers and directors for the year ended December 31, 2014, is as follows:

December 31,		Amounts	December 31,
2013	Additions	Collected	2014

$6,232,634	$1,083,650	$1,045,250	$6,271,034

5.	ALLOWANCE FOR LOAN LOSSES

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

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at December 31, 2014 and 2013. At December 31, 2014 and 2013, there is no allowance for loan losses related to loans covered by loss-share agreements with the FDIC.

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses, and recorded investment in loans by portfolio segment and based on impairment method as of and for the years ended December 31, 2014 and 2013:

	December 31, 2014
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Unallocated	Total

Beginning balance	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Provision (credit) for loan losses	225,905	(17,273)	-	2,860	7,677	(1,087)	(8,369)	209,713

Charge-offs	(171,743)	-	-	-	-	-	-	(171,743)

Recoveries	-	-	-	-	-	-	-	-

Net (charge-offs) recoveries	(171,743)	-	-	-	-	-	-	(171,743)

Allowance at end of period	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983

Ending balance	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$951,883	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,405,113

Ending balance: loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance	$186,060,416	$21,279,534	$172,557	$2,040,458	$1,521,341	$2,198,266	$-	$213,272,572

Ending balance: individually evaluated for impairment	$2,567,633	$632,717	$-	$60,475	$-	$-	$-	$3,260,825

Ending balance: collectively evaluated for impairment	$175,646,627	$14,208,166	$-	$1,979,983	$1,521,341	$1,559,174	$-	$194,915,291

Ending balance: loans acquired with deteriorated credit quality	$7,846,156	$6,438,651	$172,557	$-	$-	$639,092	$-	$15,096,456

F - 22

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2013
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Unallocated	Total

Beginning balance	$677,877	$771,426	$-	$13,925	$33,392	$11,150	$-	$1,507,770

Provision (credit) for loan losses	670,608	(215,330)	-	3,523	109,305	(3,292)	9,003	573,817

Charge-offs	(439,894)	(111,187)	-	(12,718)	(139,775)	-	-	(703,574)

Recoveries	-	-	-	-	-	-	-	-

Net (charge-offs) recoveries	(439,894)	(111,187)	-	(12,718)	(139,775)	-	-	(703,574)

Allowance at end of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Ending balance	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$897,721	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,367,143

Ending balance: loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance	$177,045,856	$17,117,573	$156,871	$2,365,094	$512,749	$2,635,777	$-	$199,833,920

Ending balance: individually evaluated for impairment	$2,615,630	$496,165	$-	$-	$-	$-	$-	$3,111,795

Ending balance: collectively evaluated for impairment	$164,617,777	$10,067,622	$-	$2,365,094	$512,749	$1,806,903	$-	$179,370,145

Ending balance: loans acquired with deteriorated credit quality	$9,812,449	$6,553,786	$156,871	$-	$-	$828,874	$-	$17,351,980

Credit Quality Information

The following tables represent credit exposures by internally assigned grades for the years ended December 31, 2014 and 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Credit Quality Information (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$18,228,956	$172,557	$12,652,301	$156,871
Special Mention	1,699,786	-	2,084,231	-
Substandard	1,350,792	-	2,381,041	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$21,279,534	$172,557	$17,117,573	$156,871

For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they are on nonaccrual or become 90 days past due. The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2014 and 2013:

	December 31, 2014
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$183,988,450	$1,979,983	$1,521,341	$1,465,276	$639,092
Nonperforming	2,071,966	60,475	-	93,898	-
Total	$186,060,416	$2,040,458	$1,521,341	$1,559,174	$639,092

	December 31, 2013
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$174,403,839	$2,365,094	$512,749	$1,697,342	$828,874
Nonperforming	2,642,017	-	-	109,561	-
Total	$177,045,856	$2,365,094	$512,749	$1,806,903	$828,874

F - 24

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The following table presents an aging analysis of the recorded investment of past-due loans.

	December 31, 2014
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family real estate	$58,481	$1,034,424	$1,798,213	$2,891,118	$183,169,298	$186,060,416	$-
Multi-family and commercial real estate	86,027	-	431,817	517,844	20,761,690	21,279,534	-
Commercial	-	-	-	-	172,557	172,557	-
Home equity	60,475	-	-	60,475	1,979,983	2,040,458	-
HELOCs	-	-	-	-	1,521,341	1,521,341	-
Education and other consumer	29,265	1,497	93,898	124,660	1,434,514	1,559,174	-
Noncovered loans purchased	78,650	14,676	-	93,326	545,766	639,092	-
Total	$312,898	$1,050,597	$2,323,928	$3,687,423	$209,585,149	$213,272,572	$-

	December 31, 2013
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
One-to-four family real estate	$1,079,037	$505,505	$2,642,017	$4,226,559	$172,819,297	$177,045,856	$-
Multi-family and commercial real estate	405,877	-	110,501	516,378	16,601,195	17,117,573	-
Commercial	-	-	-	-	156,871	156,871	-
Home equity	-	-	-	-	2,365,094	2,365,094	-
HELOCs	-	-	-	-	512,749	512,749	-
Education and other consumer	19,679	56,177	109,561	185,417	1,621,486	1,806,903	-
Noncovered loans purchased	875	-	-	875	827,999	828,874	-
Total	$1,505,468	$561,682	$2,862,079	$4,929,229	$194,904,691	$199,833,920	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

F - 25

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Nonaccrual Loans (Continued)

On the following table are the loans on nonaccrual status as of December 31, 2014 and 2013. The balances are presented by class of loans.

	December 31,	December 31,
	2014	2013

One-to-four family real estate	$2,071,966	$2,642,017
Multi-family and commercial real estate	517,844	110,501
Home equity	60,475	-
Education and other consumer	93,898	109,561
Total	$2,744,183	$2,862,079

Interest income on loans would have increased by approximately $110,958 and $131,892 during the years ended December 31, 2014 and 2013, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$2,226,812	$2,823,616	$-	$2,227,366	$31,195
Multi-family and commercial real estate	1,239,500	1,544,656	-	1,129,324	43,842
Commercial	-	84,010	-	-	4,352
Home equity	60,475	60,925	-	5,040	-
With an allowance recorded:
One-to-four family real estate	$675,473	$676,073	$10,870	$682,676	$19,064
Total:
One-to-four family real estate	$2,902,285	$3,499,689	$10,870	$2,910,042	$50,259
Multi-family and commercial real estate	1,239,500	1,544,656	-	1,129,324	43,842
Commercial	-	84,010	-	-	4,352
Home equity	60,475	60,925	-	5,040	-

F - 26

5.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans (Continued)

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$2,857,990	$3,331,488	$-	$2,338,757	$19,593
Multi-family and commercial real estate	775,984	984,402	-	855,093	40,837
Commercial	-	134,258	-	-	6,237
Home equity	-	-	-	6,706	-
With an allowance recorded:
One-to-four family real estate	$691,815	$691,815	$10,870	$830,258	$31,497
Total:
One-to-four family real estate	$3,549,805	$4,023,303	$10,870	$3,169,015	$51,090
Multi-family and commercial real estate	775,984	984,402	-	855,093	40,837
Commercial	-	134,258	-	-	6,237
Home equity	-	-	-	6,706	-

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

Loan modifications that are considered troubled debt restructurings completed during the years ended December 31, 2014 and 2013, were as follows:

	December 31, 2014
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	1	$28,615	$28,615
Total	1	$28,615	$28,615

	December 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	2	$196,405	$181,513
Total	2	$196,405	$181,513

For the year ended December 31, 2014, one loan was granted a term concession. For the year ended December 31, 2013, two loans were granted terms concessions.

There were no troubled debt restructurings modified during 2013 and 2012 that subsequently defaulted during the years ended December 31, 2014 and 2013.

F - 27

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2014	2013

Land	$60,000	$99,169
Buildings	7,019,371	7,209,435
Furniture, fixtures, and equipment	3,173,568	3,164,872
	10,252,939	10,473,476
Less accumulated depreciation	5,995,213	5,685,294

Total	$4,257,726	$4,788,182

Depreciation expense amounted to $433,766 and $470,774 for the years ended December 31, 2014 and 2013, respectively.

7.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	December 31,
	2014		2013
	Amount	%	Amount	%

Noninterest-bearing demand	$6,482,695	3.25%	$5,724,923	2.84%
NOW accounts	13,562,430	6.80	14,685,650	7.30
Money market deposit	37,259,728	18.67	36,771,038	18.27
Savings	28,589,859	14.33	30,385,019	15.09
	85,894,712	43.05	87,566,630	43.50

Time deposits:
0.01 - 0.99%	35,133,409	17.60	36,559,351	18.15
1.00 - 1.99%	45,935,921	23.02	46,621,066	23.16
2.00 - 3.99%	32,589,955	16.33	30,575,292	15.19
	113,659,285	56.95	113,755,709	56.50

Total	$199,553,997	100.00%	$201,322,339	100.00%

The scheduled maturities of time deposits are as follows:

December
2014

One year or less	$35,276,306
More than one year to two years	23,115,600
More than two years to three years	23,055,525
More than three years to four years	15,850,349
More than four years to five years	6,254,709
More than five years	10,106,796
Total	$113,659,285

Time deposits include those in denominations of $250,000 or more. Such deposits aggregated $6,951,417 and $6,800,153 at December 31, 2014 and 2013, respectively.

F - 28

7.	DEPOSITS (Continued)

The scheduled maturities of time deposits in denominations of $250,000 or more at December 31, 2014, are as follows:

December
2014

Within three months	$1,315,199
Three through six months	-
Six through twelve months	-
Over twelve months	5,636,218

Total	$6,951,417

Interest expense by deposit category is as follows:

	Year Ended December 31,
	2014	2013

NOW accounts	$25,852	$29,987
Money market deposit	128,366	152,656
Savings	68,534	81,415
Time deposits	1,492,157	1,391,210

Total	$1,714,909	$1,655,268

8.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated Interest
	Maturity Range		Average	Rate Range		At December 31,
Description	From	To	Interest Rate	From	To	2014	2013

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	$17,000,000
Fixed rate	06/01/15	10/12/21	2.41	1.76	3.23	37,000,000	37,000,000
Mid-term repo fixed	06/20/16	06/24/16	1.13	1.06	1.17	5,000,000	5,000,000

	Total					$59,000,000	$59,000,000

Payments of FHLB borrowings are summarized as follows:

	December 31, 2014
		Weighted-
December 31,	Amount	Average Rate

2015	$3,000,000	1.76%
2016	7,000,000	1.42
2018	28,000,000	2.62
2019	8,000,000	2.51
2020	9,000,000	2.83
2021	4,000,000	3.21
Total	$59,000,000	2.49%

At December 31, 2014, the Company had three convertible select borrowings, fifteen fixed-rate borrowings, and two mid-term repo fixed borrowings. These borrowings mature from June 2015 through October 2021. All borrowings require quarterly payments of interest only. The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

F - 29

8.	FHLB ADVANCES – LONG-TERM (Continued)

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances. In addition, the Company has a maximum borrowing capacity of $148.7 million with the FHLB at December 31, 2014.

9.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2014	2013

Current tax expense	$519,789	$526,068
Deferred taxes	(466,242)	(645,873)

Total	$53,547	$(119,805)

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2014	2013

Deferred tax assets:
Allowance for loan losses	$480,319	$467,409
Deferred compensation	1,415,301	1,283,877
Deferred health care	59,233	67,143
State net operating loss carryforward	79,623	54,709
Goodwill	230,094	248,153
Premises and equipment	3,292	27,518
Other	199,665	173,903
Total gross deferred tax assets	2,467,527	2,322,712
Valuation allowance	(79,623)	(54,709)
Total net deferred tax assets	2,387,904	2,268,003

Deferred tax liabilities:
Prepaid insurance	74,211	85,451
Deferred gain on FDIC-assisted acquisition	573,564	908,665
Net unrealized gain on securities	111,685	136,185
Total gross deferred tax liabilities	759,460	1,130,301

Net deferred tax assets	$1,628,444	$1,137,702

The valuation allowance as of December 31, 2014 and 2013, consisted of a 100 percent allowance against specific deferred tax assets. These deferred tax assets are subject to expiration periods ranging from one year to three years. It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration. These deferred tax assets consist of the Pennsylvania Mutual Thrift tax loss carryforward. A valuation allowance was not established at December 31, 2014 and 2013, for the remaining deferred tax assets, in view of certain tax strategies, coupled with the anticipated future taxable income.

F - 30

9.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014		2013
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$23,998	34.0%	$(124,239)	(34.0)%
Tax-exempt income	(1,339)	(1.9)	(8,119)	(2.2)
Share-based compensation expense	41,389	58.6	33,571	9.2
Valuation allowance	-	-	(13,318)	(3.6)
Other, net	(10,501)	(14.8)	(7,700)	(2.2)
Actual tax expense and effective rate	$53,547	75.9%	$(119,805)	(32.8)%

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income (Loss). With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2011.

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

F - 31

10.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments (Continued)

The off-balance sheet commitments consisted of the following:

	December 31,
	2014	2013

Commitments to extend credit	$1,394,997	$5,128,782
Unused lines of credit	4,977,461	4,484,253

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 4.00 percent to 4.75 percent at December 31, 2014. The commitments outstanding at December 31, 2014, contractually mature in less than one year.

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

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The Plan may be terminated at any time at the discretion of the Board of Directors. There was no contribution made to the profit-sharing portion of the Plan for the years ended December 31, 2014 and 2013.

The Plan includes provisions to include employee and employer 401(k) contributions. Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Company contributions for the 401(k) plan were $201,178 and $227,364 for the years ended December 31, 2014 and 2013, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company maintains an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 18. The ESOP trust acquired 144,328 shares of the Company’s stock from proceeds from a loan with the Company. During 2012, in connection with the conversion, the Company purchased 136,693 additional shares from the proceeds from an additional loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The ESOP trust’s outstanding loans bear interest at 8.25 and 3.25 percent and require annual payments of principal and interest of $153,439 and $95,650 through December of 2021 and 2026, respectively.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $161,611 and $179,602 for the years ended December 31, 2014 and 2013, respectively.

F - 32

11.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

The following table presents the components of the ESOP shares:

	December 31,
	2014	2013

Allocated shares	94,699	75,572

Unreleased shares	181,415	200,542

Total ESOP shares	276,114	276,114

Fair value of unreleased shares	$1,895,787	$1,983,360

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

Restricted Stock Plan

In connection with the 2013 Equity Incentive Plan, the Company awarded 61,464 shares of restricted stock to directors, officers and other employees of the Company on November 9, 2013. These shares vest over a five-year period ending in 2018. Compensation expense related to the vesting of shares was $115,501 and $11,667 for the years ended December 31, 2014 and 2013.

		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value

Nonvested at December 31, 2013	61,464	$10.25
Granted	-	-
Vested	9,561	10.25
Forfeited	13,658	10.25

Nonvested at December 31, 2014	38,245	$10.25

Stock Option Plan

The 2007 and 2013 Equity Incentive Plans provide for granting incentive options to key officers of the Company and nonqualified stock options to non-employee directors of the Company. A total of 180,407 and 170,735 shares, respectively, of the 2007 and 2013 plans of either authorized and unissued shares or authorized shares or authorized shares issued by and subsequently reacquired by the Bank as treasury stock shall be issuable under the plans. The plans shall terminate after the tenth anniversary of the plan. The per shares’ exercise price of any option granted will not be less than the fair market value of a share of common stock on the date the option is granted. The options granted are vested over various time periods and are determined at the time of grant.

F - 33

11.	EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table is a summary of the Company’s stock option activity and related information for its option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	December 31,	Exercise	Contractual	Intrinsic
	2014	Price	Term (in years)	Value

Outstanding, beginning	316,510	$9.27	6.50	248,510
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	34,148	10.25	-	-

Outstanding, ending	282,362	$9.15	5.09	366,681

Vested and exercisable at period-end	193,581	$8.65	3.36	348,925

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2014:

		Weighted-
		Average
	Number of	Grant Date
	Stock Options	Fair Value

Nonvested at December 31, 2013	145,124	$3.05
Granted	-	-
Vested	22,195	3.05
Forfeited	34,148	3.05

Nonvested at December 31, 2014	88,781	$3.05

Supplemental Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for a former president and two officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,268,181 and $4,264,244 at December 31, 2014 and 2013, respectively. The Plan provides that death benefits totaling $6.0 million at December 31, 2014, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the two former presidents as well as two senior officers of the Bank. At December 31, 2014 and 2013, $2,142,579 and $1,843,021, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $728,477 and $626,627, respectively, are recognized in the financial statements.

F - 34

11.	EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan (Continued)

The deferred compensation for the two former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service.  The first former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The second former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for 20 years, commencing 5 years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	December 31,
	2014	2013

Components of net periodic benefit cost:
Service cost	$372,562	$97,593
Interest cost	106,486	109,697

Net periodic benefit cost	$479,048	$207,290

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for three senior officers whereby the participants are able to defer compensation to be matched 100% by the Company. The deferral, match and earnings thereon are held in Rabbi Trusts. The Rabbi Trust assets are included in other assets, and the related deferred compensation payable is included in other liabilities. The Rabbi Trust asset and the deferred compensation payable at December 31, 2014 was $5.4 million. Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable. Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable. There is no net income statement effect other than the Company match which approximated $86,980 for the year ended December 31, 2014.

12.	REGULATORY RESTRICTIONS

Federal Reserve Cash Requirements

The Bank is required to maintain average cash reserve balance in vault cash or with the Federal Reserve Bank. There was no restricted cash reserve balance at December 31, 2014.

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes, as of December 31, 2014 and 2013, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier I risk-based, Core capital, and Tangible equity capital ratios must be at least 10.0 percent, 6.0 percent, 5.0 percent, and 1.5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

F - 35

12.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital.

	December 31,
	2014	2013

Total stockholders' equity	$34,359,224	$34,273,600
Accumulated other comprehensive income	(216,800)	(264,360)

Tier I, core, and tangible capital	34,142,424	34,009,240

Qualifying allowance for loan losses	1,415,983	1,378,013

Total risk-based capital	$35,558,407	$35,387,253

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2014		2013
	Amount	Ratio	Amount	Ratio

Total capital
(to risk-weighted assets)

Actual	$35,558,407	21.44%	$35,387,253	22.46%
For capital adequacy purposes	12,834,640	8.00	12,602,720	8.00
To be well capitalized	16,043,300	10.00	15,753,400	10.00

Tier I capital
(to risk-weighted assets)

Actual	$34,142,424	20.59%	$34,009,240	21.59%
For capital adequacy purposes	6,417,320	4.00	6,301,360	4.00
To be well capitalized	9,625,980	6.00	9,452,040	6.00

Core capital
(to adjusted assets)

Actual	$34,142,424	11.28%	$34,009,240	11.12%
For capital adequacy purposes	12,102,101	4.00	12,213,338	4.00
To be well capitalized	15,127,626	5.00	15,266,673	5.00

Tangible capital
(to adjusted assets)

Actual	$34,142,424	11.28%	$34,009,240	11.12%
For capital adequacy purposes	6,051,050	1.50	6,106,669	1.50
To be well capitalized	N/A	N/A	N/A	N/A

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of December 31, 2014 and 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$3,261,914	$-	$3,261,914
Corporate securities	-	8,449,619	-	8,449,619
	$-	$11,711,533	$-	$11,711,533

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$4,393,644	$-	$4,393,644
Corporate securities	-	10,877,361	-	10,877,361
	$-	$15,271,005	$-	$15,271,005

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013, are as follows:

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$4,191,390	$4,191,390
Other real estate owned	-	-	489,837	489,837

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$4,314,919	$4,314,919
Other real estate owned	-	-	267,789	267,789

F - 37

13.	FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2014
	Quantitative Information About Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
	Estimate	Techniques	Input	Range	Average

Impaired loans	$1,624,037	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	9%
			Liquidation
			expenses (2)	0% to 6%	4%

	2,567,353	Discounted	Discount rates	5% to 8%	6%
		cash flows

Other real estate owned	489,837	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0%	0%
			Liquidation
			expenses (2)	6%	6%

	December 31, 2013
	Quantitative Information About Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
	Estimate	Techniques	Input	Range	Average

Impaired loans	$2,209,136	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 30%	10%
			Liquidation
			expenses (2)	0% to 6%	5%

	2,105,783	Discounted	Discount rates	5% to 8%	7%
		cash flows

Other real estate owned	267,789	Appraisal of	Appraisal
		collateral (1), (3)	adjustments (2)	0% to 30%	3%
			Liquidation
			expenses (2)	0% to 6%	6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs, which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

F - 38

13.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at
	December 31, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$12,174,230	$12,174,230	$12,174,230	$-	$-
Investment securities:
Available for sale	11,711,533	11,711,533	-	11,711,533	-
Held to maturity	44,741,534	46,193,447	-	46,193,447	-
Loans held for sale	4,221,438	4,221,438	4,221,438	-	-
Net loans receivable	212,135,687	213,022,071	-	-	213,022,071
Accrued interest receivable	788,684	788,684	788,684	-	-
Federal Home Loan Bank stock	3,843,500	3,843,500	3,843,500	-	-
Bank-owned life insurance	4,268,181	4,268,181	4,268,181	-	-
FDIC idemnification asset	1,417,355	1,417,355	-	-	1,417,355

Financial liabilities:
Deposits	$199,553,997	$201,952,208	$85,894,712	$-	$116,057,496
FHLB advances - long-term	59,000,000	60,711,000	-	-	60,711,000
Advances by borrowers for taxes and insurance	1,208,824	1,208,824	1,208,824	-	-
Accrued interest payable	143,798	143,798	143,798	-	-

	Fair Value Measurements at
	December 31, 2013
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$15,764,320	$15,764,320	$15,764,320	$-	$-
Investment securities:
Available for sale	15,271,005	15,271,005	-	15,271,005	-
Held to maturity	51,319,785	51,876,769	-	51,876,769	-
Loans held for sale	6,142,968	6,142,968	6,142,968	-	-
Net loans receivable	198,573,229	193,502,554	-	-	193,502,554
Accrued interest receivable	796,294	796,294	796,294	-	-
Federal Home Loan Bank stock	3,675,000	3,675,500	3,675,500	-	-
Bank-owned life insurance	4,264,244	4,264,244	4,264,244	-	-
FDIC idemnification asset	2,515,287	2,515,287	-	-	2,515,287

Financial liabilities:
Deposits	$201,322,339	$204,450,621	$87,566,630	$-	$116,883,991
FHLB advances - long-term	59,000,000	60,392,400	-	-	60,392,400
Advances by borrowers for taxes and insurance	1,306,823	1,306,823	1,306,823	-	-
Accrued interest payable	145,434	145,434	145,434	-	-

F - 39

13.	FAIR VALUE MEASUREMENTS (Continued)

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

The activity in accumulated other comprehensive income for the years ended December 31, 2014 and 2013, is as follows:

Accumulated Other
Comprehensive Income (1)
Unrealized Gains (Losses) on Securities Available for Sale

Balance at December 31, 2012	$407,786

Other comprehensive loss before reclassifications	(143,426)

Period change	(143,426)

Balance at December 31, 2013	$264,360

Other comprehensive loss before reclassifications	(47,560)

Period change	(47,560)

Balance at December 31, 2014	$216,800

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined federal income tax rate at 34 percent.

There were no amounts reclassified from accumulated other comprehensive income for the years ended December 31, 2014 and 2013.

F - 42

15.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	December 31,
	2014	2013

ASSETS
Cash	$4,994,414	$6,666,469
Loans receivable	1,729,815	1,874,324
Investment in subsidiary	32,629,409	32,399,276
Other assets	52,690	59,992

TOTAL ASSETS	$39,406,328	$41,000,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$583,345	$699,572
Stockholders' equity	38,822,983	40,300,489

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,406,328	$41,000,061

CONDENSED STATEMENT OF INCOME (LOSS)

	Year Ended December 31,
	2014	2013

INCOME
ESOP loan interest income	$104,580	$112,770
Investment income	22,041	27,935
Total income	126,621	140,705

EXPENSES	278,637	238,565

Loss before income tax benefit	(152,016)	(97,860)
Income tax benefit	(35,867)	(19,279)

Loss before equity in undistributed loss of subsidiary	(116,149)	(78,581)
Equity in undistributed earnings (loss) of subsidiary	133,185	(167,024)

NET INCOME (LOSS)	$17,036	$(245,605)

COMPREHENSIVE LOSS	$(30,524)	$(389,031)

F - 43

15.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$17,036	$(245,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiary	(133,185)	167,024
Stock compensation expense	358,740	198,652
Other, net	(108,924)	753,480
Net cash provided by operating activities	133,667	873,551

FINANCING ACTIVITIES
Purchase of stock for restricted stock plan trust	-	(694,418)
Repurchase of stock	(1,805,722)	-
Net cash used for financing activities	(1,805,722)	(694,418)

Decrease (increase) in cash	(1,672,055)	179,133

CASH AT BEGINNING OF PERIOD	6,666,469	6,487,336

CASH AT END OF PERIOD	$4,994,414	$6,666,469

16.	REGULATORY AGREEMENT

Effective October 21, 2014, Polonia Bank and the OCC entered into a formal written agreement (the “Agreement”). The Agreement requires the Bank to obtain regulatory approval prior to incurring any debt, repurchasing any of its stock, or paying any dividends. In addition, the Bank is required to maintain a leverage ratio of at least 10 percent and a total capital ratio of at least 15 percent. As of December 31, 2014, management believes the Bank was in compliance with all covenants included in the Agreement. The Agreement will remain in place until terminated by the OCC.

F - 44