Form 10-Q
period 2015-03-31
Polonia Bancorp Inc
filed 2015-05-13
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

215) 938-8800
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

Yes ☐ No ☒

As of May 13, 2015, there were 3,334,130 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.
Table of Contents

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$1,801,986	$1,624,482
Interest-bearing deposits with other institutions	34,751,300	10,549,748
Cash and cash equivalents	36,553,286	12,174,230

Investment securities available for sale	10,492,025	11,711,533
Investment securities held to maturity (fair value of $44,452,852 and $46,193,447)	42,797,294	44,741,534
Loans held for sale	4,622,267	4,221,438
Loans receivable	175,043,835	199,094,306
Covered loans	13,471,945	14,457,364
Total loans	188,515,780	213,551,670
Less: allowance for loan losses	1,350,930	1,415,983
Net loans	187,164,850	212,135,687
Accrued interest receivable	687,595	788,684
Federal Home Loan Bank stock	3,866,700	3,843,500
Premises and equipment, net	4,179,153	4,257,726
Bank-owned life insurance	4,266,156	4,268,181
FDIC indemnification asset	1,277,318	1,417,355
Other assets	8,700,368	8,197,043
TOTAL ASSETS	$304,607,012	$307,756,911

LIABILITIES
Deposits	$196,333,655	$199,553,997
FHLB advances – long term	59,000,000	59,000,000
Advances by borrowers for taxes and insurance	891,793	1,208,824
Accrued interest payable	158,253	143,798
Other liabilities	9,169,213	9,027,309
TOTAL LIABILITIES	265,552,914	268,933,928

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,334,130 and 3,334,130 shares issued)	33,341	33,341
Additional paid-in-capital	25,272,971	25,219,224
Retained earnings	15,008,692	14,870,920
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (176,631 and 181,415 shares)	(1,477,215)	(1,517,302)
Accumulated other comprehensive income	216,309	216,800
TOTAL STOCKHOLDERS’ EQUITY	39,054,098	38,822,983
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,607,012	$307,756,911

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months
	Ended March 31,
	2015	2014

INTEREST AND DIVIDEND INCOME
Loans receivable	$2,190,586	$2,343,601
Investment securities	357,462	440,541
Other interest and dividend income	131,830	44,041
Total interest and dividend income	2,679,878	2,828,183

INTEREST EXPENSE
Deposits	428,154	425,475
FHLB advances – long term	367,892	367,892
Advances by borrowers for taxes and insurance	858	948
Total interest expense	796,904	794,315

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,882,974	2,033,868
Provision for loan losses	63,150	15,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,819,824	2,018,868

NONINTEREST INCOME
Service fees on deposit accounts	23,044	30,687
Earnings on bank-owned life insurance	(2,025)	1,902
Gain on sale of loans, net	803,709	590,163
Rental income	63,402	70,502
Other	340,310	43,754
Total noninterest income	1,228,440	737,008

NONINTEREST EXPENSE
Compensation and employee benefits	1,328,358	1,582,296
Occupancy and equipment	328,716	409,006
Federal deposit insurance premiums	145,653	85,108
Data processing expense	102,024	112,032
Professional fees	178,683	128,333
Other	749,676	577,645
Total noninterest expense	2,833,110	2,894,420

Income (loss) before income tax expense (benefit)	215,154	(138,545)
Income tax expense (benefit)	77,382	(42,104)

NET INCOME (LOSS)	$137,772	$(96,441)

EARNINGS PER SHARE – Basic and Diluted	$0.04	$(0.03)

See accompanying notes to the unaudited consolidated financial statements.

4

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$137,772	$(96,441)

Changes in net unrealized loss on investment securities available for sale	(744)	(23,535)

Tax effect	253	8,002

Total other comprehensive loss	(491)	(15,533)

Total comprehensive income (loss)	$137,281	$(111,974)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional		Unallocated	Other
	Common Stock		Paid-In-	Retained	Shared Held	Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total
Balance, December 31, 2014	3,334,130	$33,341	$25,219,224	$14,870,920	$(1,517,302)	$216,800	$38,822,983

Net income				137,772			137,772
Other comprehensive loss, net						(491)	(491)
Stock options compensation expense			16,924				16,924
Allocation of unearned ESOP shares			12,323		40,087		52,410
Allocation of unearned RSP shares			24,500				24,500

Balance, March 31, 2015	3,334,130	$33,341	$25,272,971	$15,008,692	$(1,477,215)	$216,309	$39,054,098

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$137,772	$(96,441)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for loan losses	63,150	15,000
Depreciation, amortization, and accretion	214,299	336,553
Proceeds from sale of loans held for sale	14,444,634	10,705,791
Net gain on sale of loans held for sale	(607,970)	(590,163)
Loans originated for sale	(14,237,493)	(11,208,974)
Net gain on sale of loans held for investment	(195,739)	-
Gain on the sale of other real estate owned	(61,260)	-
Earnings on bank-owned life insurance	2,025	(1,902)
Deferred federal income taxes	(3,688)	(5,791)
(Decrease) increase in accrued interest receivable	101,089	(57,597)
Increase in accrued interest payable	14,455	13,323
Decrease in accrued payroll and commissions	(111,028)	(425,202)
Compensation expense for stock options, ESOP and restricted stock	93,834	90,812
Other, net	(380,504)	(109,378)
Net cash used for operating activities	(526,424)	(1,333,969)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,232,009	336,430
Investment securities held to maturity:
Proceeds from principal repayments and maturities	1,913,973	1,789,611
Purchases	-	(1,383,038)
Proceeds from sale of loans held for investment	21,091,231	-
Decrease in loans receivable, net	3,005,394	1,512,139
Decrease in covered loans	1,013,226	420,636
Purchases of Federal Home Loan Bank stock	(35,100)	-
Redemptions of Federal Home Loan Bank stock	11,900	14,200
Proceeds from the sale of other real estate owned	221,697	2,024
Payments received from FDIC under loss share agreement	-	133,990
Purchase of premises and equipment	(11,477)	(22,078)
Net cash provided by investing activities	28,442,853	2,803,914

FINANCING ACTIVITIES
Decrease in deposits, net	(3,220,342)	(2,487,104)
Decrease in advances by borrowers for taxes and insurance, net	(317,031)	(338,249)
Repurchase of stock	-	(448,500)
Net cash used for financing activities	(3,537,373)	(3,273,853)
Increase (decrease) in cash and cash equivalents	24,379,056	(1,803,908)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,174,230	15,764,320
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,553,286	$13,960,412

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$782,449	$780,992
Income taxes	400,000	400,000
Noncash items:
Loans transferred to other real estate owned	-	503,722

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

The Bank was incorporated under federal law in 1923. The Bank is a federally chartered savings bank located in Huntingdon Valley, Pennsylvania, whose principal sources of revenue emanate from its investment securities portfolio and its portfolio of residential real estate, commercial real estate, and consumer loans, as well as a variety of deposit services offered to its customers through five offices located in the Greater Philadelphia area. As of December 31, 2014, the Bank was subject to regulation by the Office of Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

On December 10, 2010, Polonia Bank assumed certain of the deposits and acquired certain assets of Earthstar Bank (“Earthstar”), a state charted bank, from the FDIC as receiver for Earthstar.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2014 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

Recent Accounting and Regulatory Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended March 31,
	2015	2014

Net income (loss):	$137,772	$(96,441)
Weighted average number of shares issued	3,334,130	3,507,443
Less weighted average number of unearned ESOP shares	(178,278)	(197,406)
Less weighted average number of nonvested restricted
stock awards	(32,480)	(58,426)
Weighted average shares outstanding basic	3,123,372	3,251,611
Dilutive effect of nonvested stock	764	-
Dilutive effect of stock options	44,748	-
Weighted average shares outstanding diluted	3,168,884	3,251,611
Earnings per share:
Basic	$0.04	$(0.03)
Diluted	0.04	(0.03)

At March 31, 2015 there were 32,480 shares of restricted stock outstanding at a grant date fair value of $10.25 per share and options to purchase 110,976 shares of common stock at a price of $10.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Options to purchase 145,124 shares of common stock at a price of $10.25 per share as of March 31, 2014, as well as 57,368 shares of restricted stock at a price of $10.25 per share as of March 31, 2014, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,332,622	$86,007	$-	$1,418,629
Freddie Mac	33,670	1,706	-	35,376
Government National Mortgage Association	453,642	61,889	-	515,531
Collateralized mortgage obligations-government sponsored entities	1,037,076	31,298	(5,255)	1,063,119
Total mortgage-backed securities	2,857,010	180,900	(5,255)	3,032,655
Corporate securities	7,307,274	153,426	(1,330)	7,459,370

Total	$10,164,284	$334,326	$(6,585)	$10,492,025

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$31,607,246	$1,482,071	$(13,133)	$33,076,184
Freddie Mac	11,190,048	263,321	(76,701)	11,376,668
Total mortgage-backed securities	$42,797,294	$1,745,392	$(89,834)	$44,452,852

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,445,913	$94,904	$-	$1,540,817
Freddie Mac	39,424	1,991	-	41,415
Government National Mortgage Association	469,373	58,936	-	528,309
Collateralized mortgage obligations-government sponsored entities	1,135,489	29,125	(13,241)	1,151,373
Total mortgage-backed securities	3,090,199	184,956	(13,241)	3,261,914
Corporate securities	8,292,849	159,204	(2,434)	8,449,619

Total	$11,383,048	$344,160	$(15,675)	$11,711,533

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$33,121,331	$1,378,136	$(61,305)	$34,438,162
Freddie Mac	11,620,203	247,896	(112,814)	11,755,285
Total mortgage-backed securities	$44,741,534	$1,626,032	$(174,119)	$46,193,447

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	March 31, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$3,206,095	$(13,133)	$-	$-	$3,206,095	$(13,133)
Freddie Mac	-	-	5,077,637	(76,701)	5,077,637	(76,701)
Collateralized mortgage obligations-government sponsored entities	80,509	(121)	232,150	(5,134)	312,659	(5,255)
Total mortgage-backed
Securities	3,286,604	(13,254)	5,309,787	(81,835)	8,596,391	(95,089)
Corporate securities	-	-	498,670	(1,330)	498,670	(1,330)

Total	$3,286,604	$(13,254)	$5,808,457	$(83,165)	$9,095,061	$(96,419)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,153,455	$(61,305)	$7,153,455	$(61,305)
Freddie Mac	1,946,251	(3,284)	5,210,889	(109,530)	7,157,140	(112,814)
Collateralized mortgage obligations-government sponsored entities	220,486	(4,339)	239,587	(8,902)	460,073	(13,241)
Total mortgage-backed
Securities	2,166,737	(7,623)	12,603,931	(179,737)	14,770,668	(187,360)
Corporate securities	1,752,260	(519)	498,085	(1,915)	2,250,345	(2,434)

Total	$3,918,997	$(8,142)	$13,102,016	$(181,652)	$17,021,013	$(189,794)

The Company reviews its position quarterly and has determined that at March 31, 2015, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 12 positions that were temporarily impaired at March 31, 2015. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$2,284,404	$2,294,047	$-	$-
Due after one year through five years	4,484,343	4,609,651	1,702,340	1,760,909
Due after five years through ten years	1,759,483	1,840,396	7,221,620	7,715,780
Due after ten years	1,636,054	1,747,931	33,873,334	34,976,163

Total	$10,164,284	$10,492,025	$42,797,294	$44,452,852

The Company had no sales of investment securities for the three month periods ended March 31, 2015 and 2014.

4.	Loans Receivable

Loans receivable consist of the following:

	March 31,	December 31,
	2015	2014
Mortgage Loans:
One-to-four family	$157,594,834	$178,214,260
Multi-family and commercial real estate	11,026,338	14,840,883
	168,621,172	193,055,143

Home equity loans	2,480,000	2,040,458
Home equity lines of credit (“HELOCs”)	1,817,943	1,521,341
Education loans	1,401,688	1,557,801
Other consumer loans	247	1,373
Non-covered consumer loans purchased	594,045	639,092
Covered loans	13,471,945	14,457,364
	188,387,040	213,272,572
Less:
Net deferred loan costs	(128,740)	(279,098)
Allowance for loan losses	1,350,930	1,415,983

Total	$187,164,850	$212,135,687

The components of covered loans by portfolio class as of March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Mortgage loans:
One-to-four family	$7,364,479	$7,846,156
Multi-family and commercial real estate	6,103,448	6,438,651
	13,467,927	14,284,807
Commercial	4,018	172,557
Total Loans	$13,471,945	$14,457,364

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	March 31, 2015		December 31, 2014
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$807,972	$21,424,442	$807,613	$22,933,822

Carrying amount, net of allowance	$479,984	$13,586,006	$481,271	$14,615,185

During the three months ended March 31, 2015 and 2014, respectively, the Company did not record a provision or charge-off for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality.

Changes in the accretable yield for acquired loans were as follows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$6,381,792	$7,791,222
Reclassifications and other	825,688	(351,430)
Accretion	(245,430)	(280,259)
Balance at end of period	$6,962,050	$7,159,533

The $245,430 and $280,259 recognized as accretion represents the interest income earned on acquired loans for the three months ended March 31, 2015 and 2014, respectively. Included in reclassifications and other for loans acquired without specific evidence of deterioration in credit quality was $1,120,197 and $109,481 of reclassifications from non-accretable discounts to accretable discounts for the three months ended March 31, 2015 and 2014, respectively. The remaining $(294,509) and $(460,911) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three months ended March 31, 2015 and 2014, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at March 31, 2015.

The following table summarizes changes in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended March 31, 2015 and 2014
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Three Months Ended March 31, 2015
Allowance for Loan Losses:
Balance at beginning of period	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983
Provision (credit) for loan losses	60,321	(16,514)	-	1,694	2,066	(1,450)	17,033	63,150
Charge-offs	(128,424)	-	-	-	-	-	-	(128,424)
Recoveries	221	-	-	-	-	-	-	221
Net (charge-offs) recoveries	(128,203)	-	-	-	-	-	-	(128,203)
Balance at end of period	$894,871	$411,122	$-	$9,284	$12,665	$5,321	$17,667	$1,350,930

Three Months Ended March 31, 2014
Allowance for Loan Losses:
Balance at beginning of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013
Provision (credit) for loan losses	(55,290)	14,487	-	4,599	4,603	(375)	46,976	15,000
Charge-offs	(11,307)	-	-	-	-	-	-	(11,307)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(11,307)	-	-	-	-	-	-	(11,307)
Balance at end of period	$841,994	$459,396	$-	$9,329	$7,525	$7,483	$55,979	$1,381,706

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At March 31, 2015
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$894,871	$411,122	$-	$9,284	$12,665	$5,321	$17,667	$1,350,930

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$884,001	$411,122	$-	$9,284	$12,665	$5,321	$17,667	$1,340,060

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$164,959,313	$17,129,786	$4,018	$2,480,000	$1,817,943	$1,995,980	$-	$188,387,040

Ending balance: individually evaluated for impairment	$3,141,986	$629,017	$-	$58,007	$-	$-	$-	$3,829,010

Ending balance: collectively evaluated for impairment	$154,452,848	$10,397,321	$-	$2,421,993	$1,817,943	$1,401,935	$-	$170,492,040

Ending balance: loans acquired with deteriorated credit quality	$7,364,479	$6,103,448	$4,018	$-	$-	$594,045	$-	$14,065,990

	At December 31, 2014
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$951,883	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,405,113

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$186,060,416	$21,279,534	$172,557	$2,040,458	$1,521,341	$2,198,266	$-	$213,272,572

Ending balance: individually evaluated for impairment	$2,567,633	$632,717	$-	$60,475	$-	$-	$-	$3,260,825

Ending balance: collectively evaluated for impairment	$175,646,627	$14,208,166	$-	$1,979,983	$1,521,341	$1,559,174	$-	$194,915,291

Ending balance: loans acquired with deteriorated credit quality	$7,846,156	$6,438,651	$172,557	$-	$-	$639,092	$-	$15,096,456

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at March 31, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of March 31, 2015 and December 31, 2014.

	March 31,		December 31,
	2015		2014
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$14,107,330	$4,018	$18,228,956	$172,557
Special Mention	1,681,398	-	1,699,786	-
Substandard	1,341,058	-	1,350,792	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$17,129,786	$4,018	$21,279,534	$172,557

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of March 31, 2015 and December 31, 2014. For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of March 31, 2015 and December 31, 2014:

	At March 31, 2015
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$162,354,065	$2,421,993	$1,817,943	$1,372,362	$531,293
Nonperforming	2,605,248	58,007	-	29,573	62,752
Total	$164,959,313	$2,480,000	$1,817,943	$1,401,935	$594,045

	At December 31, 2014
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$183,988,450	$1,979,983	$1,521,341	$1,465,276	$639,092
Nonperforming	2,071,966	60,475	-	93,898	-
Total	$186,060,416	$2,040,458	$1,521,341	$1,559,174	$639,092

The following table presents an aging analysis of the recorded investment of past-due loans.

	At March 31, 2015
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$358,121	$86,368	$2,297,936	$2,742,425	$162,216,888	$164,959,313	$-
Multi-family and commercial real estate	-	-	431,817	431,817	16,697,969	17,129,786	-
Commercial	-	-	-	-	4,018	4,018	-
Home equity	-	-	-	-	2,480,000	2,480,000	-
HELOCs	-	-	-	-	1,817,943	1,817,943	-
Education and other consumer	36,048	-	29,573	65,621	1,336,314	1,401,935	-
Non-covered consumer loans purchased	-	62,752	-	62,752	531,293	594,045	-
Total	$394,169	$149,120	$2,759,326	$3,302,615	$185,084,425	$188,387,040	$-

	At December 31, 2014
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$58,481	$1,034,424	$1,798,213	$2,891,118	$183,169,298	$186,060,416	$-
Multi-family and commercial real estate	86,027	-	431,817	517,844	20,761,690	21,279,534	-
Commercial	-	-	-	-	172,557	172,557	-
Home equity	60,475	-	-	60,475	1,979,983	2,040,458	-
HELOCs	-	-	-	-	1,521,341	1,521,341	-
Education and other consumer	29,265	1,497	93,898	124,660	1,434,514	1,559,174	-
Non-covered consumer loans purchased	78,650	14,676	-	93,326	545,766	639,092	-
Total	$312,898	$1,050,597	$2,323,928	$3,687,423	$209,585,149	$213,272,572	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of March 31, 2015 and December 31, 2014. The balances are presented by class of loans.

	March 31, 2015	December 31, 2014
One-to-four family mortgage	$2,605,248	$2,071,966
Multi-family and commercial real estate	515,610	517,844
Home Equity	58,007	60,475
Education and other consumer	29,573	93,898
Non-covered consumer loans purchased	62,752	-
Total	$3,271,190	$2,744,183

Interest income on loans would have been increased by approximately $35,469 and $31,891 during the three months ended March 31, 2015 and 2014, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable.

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,759,530	$3,356,126	$-
Multi-family and commercial real estate	1,233,566	1,538,013	-
Commercial	-	71,130	-
Home Equity	58,007	59,077	-
With an allowance recorded:
One-to-four family real estate	$669,446	$671,095	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-
Home Equity	-	-	-

Total:
One-to-four family real estate	$3,428,976	$4,027,221	$10,870
Multi-family and commercial real estate	1,233,566	1,538,013	-
Commercial	-	71,130	-
Home Equity	58,007	59,077	-

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,226,812	$2,823,616	$-
Multi-family and commercial real estate	1,239,500	1,544,656	-
Commercial	-	84,010	-
Home Equity	60,475	60,925	-
With an allowance recorded:
One-to-four family real estate	$675,473	$676,073	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-
Home Equity	-	-	-

Total:
One-to-four family real estate	$2,902,285	$3,499,689	$10,870
Multi-family and commercial real estate	1,239,500	1,544,656	-
Commercial	-	84,010	-
Home Equity	60,475	60,925	-

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Three Months Ended
	March 31,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$3,012,821	$2,234,209	$3,974	$7,236
Multi-family and commercial real estate	1,234,432	1,161,399	9,301	9,576
Commercial	-	-	770	1,257
Home Equity	59,197	-	-	-
With an allowance recorded:
One-to-four family real estate	$671,825	$687,796	$4,349	$5,813
Multi-family and commercial real estate	-	-	-	-
Commercial	-	-	-	-
Home Equity	-	-	-	-

Total:
One-to-four family real estate	$3,684,646	$2,922,005	$8,323	$13,049
Multi-family and commercial real estate	1,234,432	1,161,399	9,301	9,576
Commercial	-	-	770	1,257
Home Equity	59,197	-	-	-

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2015 and December 31, 2014 included with other assets are $329,000 and $490,000, respectively, of foreclosed assets. As of March 31, 2015, included within the foreclosed assets is $39,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2015, the Company has initiated formal foreclosure proceeds on $58,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

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

There were no loan modifications that are considered troubled debt restructurings completed during the three months ended March 31, 2015 and 2014, respectively.

There were no troubled debt restructurings modified within the past year that subsequently defaulted during the three month periods ended March 31, 2015 and 2014.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three months ended March 31, 2015 and 2014, respectively, were as follows:

	2015	2014
Balance at December 31	$1,417,355	$2,515,287
Cash payments received or receivable due from the FDIC	-	(133,990)
Increase in FDIC share of estimated losses	-	-
Net amortization	(140,037)	(192,835)

Balance at March 31	$1,277,318	$2,188,462

7.	Deposits

Deposit accounts are summarized as follows for the periods ending March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%

Non-interest bearing demand	$5,386,897	2.74%	$6,482,695	3.25%
NOW accounts	13,066,911	6.66	13,562,430	6.80
Money market deposit	36,788,979	18.74	37,259,728	18.67
Savings	28,131,359	14.33	28,589,859	14.33
Time deposits	112,959,509	57.53	113,659,285	56.95
Total	$196,333,655	100.00%	$199,553,997	100.00%

8.	Life Insurance and Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for a former president and two officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,266,156 and $4,268,181 at March 31, 2015 and December 31, 2014, respectively. The Plan provides that death benefits totaling $6.0 million at March 31, 2015, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the two former presidents as well as two senior officers of the Bank. At March 31, 2015 and December 31, 2014, $2,152,159 and $2,142,579, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $731,734 and $728,477, respectively, are recognized in the financial statements.

The deferred compensation for the two former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service. The first former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The second former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $42,226 and $45,364 for the three months ended March 31, 2015 and 2014.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended
	March 31,
	2015	2014
Components of net periodic benefit cost:
Service cost	$33,543	$16,567
Interest cost	8,683	28,797
Net periodic benefit cost	$42,226	$45,364

9.	Fair Value Measurements

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$3,032,655	$-	$3,032,655
Corporate Securities	-	7,459,370	-	7,459,370

Total	$-	$10,492,025	$-	$10,492,025

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$3,261,914	$-	$3,261,914
Corporate Securities	-	8,449,619	-	8,449,619

Total	$-	$11,711,533	$-	$11,711,533

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$4,709,679	$4,709,679
Other real estate owned	-	-	329,400	329,400

	December 31, 2014
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$4,191,390	$4,191,390
Other real estate owned	-	-	489,837	489,837

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	March 31, 2015 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$2,175,284	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 20%	6%
			Liquidation expenses (2)	0% to 6%	6%

	2,534,395	Discounted cash flows	Discount Rates	5% to 8%	7%

Other real estate owned	329,400	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0%	0%
			Liquidation expenses (2)	6%	6%

	December 31, 2014 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,624,037	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to 20%	9%
			Liquidation expenses (2)	0% to 6%	4%

	2,567,353	Discounted cash flows	Discount rates	5% to 8%	6%

Other real estate owned	489,837	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	0%	0%
			Liquidation expenses (2)	6%	6%

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

Impaired loans are reported at fair value utilizing Level 3 inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At March 31, 2015, and December 31, 2014 impaired loans with a carrying value of $4,720,549 and $4,202,260 were reduced by specific valuation allowances totaling $10,870 and $10,870 resulting in a net fair value of $4,709,679 and $4,191,390 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2015 and December 31, 2014, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

10.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at March 31, 2015
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$36,553,286	$36,553,286	$36,553,286	$-	$-
Investment securities
Available for sale	10,492,025	10,492,025	-	10,492,025	-
Held to maturity	42,797,294	44,452,852	-	44,452,852	-
Loans held for sale	4,622,267	4,622,267	4,622,267	-	-
Net loans receivable	187,164,850	189,363,466	-	-	189,363,466
Accrued interest receivable	687,595	687,595	687,595	-	-
Federal Home Loan Bank stock	3,866,700	3,866,700	3,866,700	-	-
Bank-owned life insurance	4,266,156	4,266,156	4,266,156	-	-
FDIC indemnification asset	1,277,318	1,277,318	-	-	1,277,318

Financial liabilities:
Deposits	196,333,655	198,547,661	83,374,146	-	115,173,515
FHLB advance – long-term	59,000,000	61,507,500	-	-	61,507,500
Advances by borrowers for taxes and insurance	891,793	891,793	891,793	-	-
Accrued interest payable	158,253	158,253	158,253	-	-

	Fair Value Measurements at December 31, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$12,174,230	$12,174,230	$12,174,230	$-	$-
Investment securities
Available for sale	11,711,533	11,711,533	-	11,711,533	-
Held to maturity	44,741,534	46,193,447	-	46,193,447	-
Loans held for sale	4,221,438	4,221,438	4,221,438	-	-
Net loans receivable	212,135,687	213,022,071	-	-	213,022,071
Accrued interest receivable	788,684	788,684	788,684	-	-
Federal Home Loan Bank stock	3,843,500	3,843,500	3,843,500	-	-
Bank-owned life insurance	4,268,181	4,268,181	4,268,181	-	-
FDIC indemnification asset	1,417,355	1,417,355	-	-	1,417,355

Financial liabilities:
Deposits	199,553,997	201,952,208	85,894,712	-	116,057,496
FHLB advance – long-term	59,000,000	60,711,000	-	-	60,711,000
Advances by borrowers for taxes and insurance	1,208,824	1,208,824	1,208,824	-	-
Accrued interest payable	143,798	143,798	143,798	-	-

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at March 31, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $1.3 million and $1.4 million, respectively.

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

11.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 are as follows:

Accumulated Other Comprehensive Income (1)
Unrealized Gains (Losses) on Securities Available-for-Sale
Balance at December 31, 2013	$264,360

Other comprehensive loss before reclassifications	(15,533)
Balance at March 31, 2014	$248,827

Balance at December 31, 2014	$216,800

Other comprehensive loss before reclassifications	(491)
Balance at March 31, 2015	$216,309

There were no amounts reclassified from accumulated other comprehensive income for the three month periods ended March 31, 2015 and 2014.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Polonia Bancorp and Polonia Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Polonia Bancorp’s and Polonia Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiary include, but are not limited to the following: changes in interest rates; national and regional economic conditions; legislative and regulatory changes; monetary and fiscal policies of the U.S. government; including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; changes in real estate market values in the Company’s market area; the potential for additional regulatory restrictions on our operations; and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties are described herein and in the Company’s Form 10-K for the year ended December 31, 2014 under “Item 1A: Risk Factors” filed with the Securities and Exchange Commission (the “SEC”) which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

In addition, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank effective January 20, 2015. The IMCRs require the Bank to maintain a leverage ratio (equal to Tier 1 capital to average total consolidated assets) of at least 10.00% and a total capital ratio (equal to total capital to total risk-weighted assets) of at least 15.00%. Absent the IMCRs, the Bank must maintain a leverage ratio of at least 5.00% and a total capital ratio of at least 10.00% to be considered well-capitalized. At March 31, 2015, the Bank had a Tier 1 leverage ratio of 11.21% and a total risk-based capital ratio of 25.26%.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets at March 31, 2015 were $304.6 million, a decrease of $3.2 million from total assets of $307.8 million at December 31, 2014. The sale of 30-year jumbo mortgage loans and the maturity and pay-down of securities resulted in a shift in our asset mix, as loans and investments decreased while cash and cash equivalents increased pending reinvestment into higher yielding assets. Deposits declined due to competitive conditions, as we allowed some deposit run-off to manage our liquidity needs. The decrease in liabilities was primarily due to a $3.3 million decrease in deposits. Total stockholders’ equity at March 31, 2015 increased to $39.1 million as compared to $38.8 million at December 31, 2014. The increase of $231,000 was primarily due to the net operating profit during the period.

Cash and cash equivalents increased to $36.6 million from $12.2 million during the three months ended March 31, 2015, was primarily as the result of the sale of $20.9 million in loans held for investment during the period.

Investment securities available-for-sale decreased to $10.5 million from $11.7 million during the three months ended March 31, 2015, a decrease of $1.2 million, or 10.3%. The decrease in investment securities available-for-sale was attributable to $1.0 million in maturities of corporate securities and $232,000 in principal payments.

Investment securities held-to-maturity decreased to $42.8 million from $44.7 million during the three months ended March 31, 2015, a decrease of $1.9 million, or 4.3%. The decrease in investment securities held-to-maturity was attributable to principal payments.

Loans held for sale increased to $4.6 million from $4.2 million during the three months ended March 31, 2015, an increase of $401,000, or 9.5%. The increase in loans held for sale was the result of the normal fluctuation in loan activity associated with this type of business.

Total loans decreased $25.1 million, or 11.8%, to $188.5 million at March 31, 2015, compared to $213.6 million at December 31, 2014. The decrease in total loans was primarily the result of the sale of $20.9 million in 30-year, fixed-rate jumbo loans. The loan sale was undertaken as part of our strategy to mitigate interest rate risk.

Total deposits decreased to $196.3 million from $199.6 million during the three months ended March 31, 2015, a decrease of $3.3 million, or 1.7%. The decrease of $3.3 million was primarily the result of a decrease in savings accounts of $2.3 million and interest-bearing demand deposit accounts of $2.0 million, partially offset by a $1.2 million increase in money market deposits. The increase in the higher average yield paid on time deposits is primarily the result of a special time deposit offering during the quarter ended December 31, 2014. Based on our loan demand and liquidity needs, we opted not to match competitors' rates.

Total FHLB advances remained unchanged at $59.0 million at March 31, 2015.

Comparison of Operating Results For the Three Months Ended March 31, 2015 and 2014

General. We recorded net income of $138,000 during the three months ended March 31, 2015 compared to a net loss of $96,000 during the three months ended March 31, 2014. The biggest contributors to our improved performance were an increase in noninterest income, which was driven by the sale of loans during the quarter, and a decrease in noninterest expense, which reflected lower compensation and operating expenses. Detracting from our performance were a decrease in net interest income and an increase in provision expense.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,191	$2,344
Investment securities	357	440
Other interest and dividend income	132	44
Total interest and dividend income	2,680	2,828
Interest Expense:
Deposits	428	425
FHLB advances – long-term	368	368
Advances by borrowers for taxes and insurance	1	1
Total interest expense	797	794
Net interest income	$1,883	$2,034

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015		2014
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$206,520	4.24%	$203,597	4.61%
Investment securities	54,727	2.61	65,886	2.67
Other interest-earning assets	25,424	2.11	18,932	0.94
Total interest earning-assets	286,671	3.79%	288,415	3.98%
Noninterest-earning assets:	20,507		16,830
Allowance for Loan Losses	(1,396)		(1,378)
Total assets	$305,782		$303,867

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,502	0.15%	$15,548	0.16%
Money Market Deposits	36,464	0.37	35,253	0.37
Savings accounts	28,398	0.16	30,703	0.25
Time deposits	112,996	1.36	112,705	1.32
Total interest-bearing deposits	191,360	0.91%	194,209	0.89%
FHLB advances – long-term	59,000	2.53	59,000	2.53
Advances by borrowers for taxes and insurance	1,180	0.34	1,251	0.32
Total interest-bearing liabilities	251,540	1.28%	254,460	1.27%
Noninterest-bearing liabilities:	15,140		9,062
Total liabilities	266,680		263,522
Retained earnings	39,102		40,345
Total liabilities and retained earnings	$305,782		$303,867

Interest rate spread		2.51%		2.71%
Net yield on interest-earning assets		2.66%		2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities		113.97%		113.34%

Net Interest Income. Net interest income for the three months ended March 31, 2015 decreased $151,000 from the same period last year. Our interest rate spread decreased to 2.51% for the three months ended March 31, 2015 from 2.71% for the same period last year. The primary reasons for the decrease in net interest income for the three month period were a lower average yield earned on loans and investment securities and a higher average rate paid on deposits, partially offset by a higher average yield earned on other interest-earning assets. The higher average yield earned on other interest-earning assets was primarily the result of a special one time dividend of $96,000 paid by FHLB Pittsburgh. This dividend was based on the annual average balance of FHLB Stock held by the Bank during the year ended December 31, 2014. Also contributing to the lower net interest income was a lower average balance of investment securities, partially offset by a higher average balance of other interest-earning assets, a higher average balance of loans and a lower average balance of deposits.

Provision for Loan Losses. For the three months ended March 31, 2015 we recorded a provision for loan losses of $63,000 as compared to $15,000 for the three months ended March 31, 2014. The provisions reflect management’s assessment of lending activities, changes in the loan portfolio, increased nonperforming loans, levels of current delinquencies and current economic conditions. There was one loan charge-off of $128,000 during the three months ended March 31, 2015 as compared to $11,000 during the three months ended March 31, 2014.

Noninterest Income. The following table shows the components of noninterest income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Service fees on deposit accounts	$23	$31
Earnings on bank-owned life insurance	(2)	2
Gain on sale of loans, net	804	590
Rental Income	63	70
Other	340	44
Total	$1,228	$737

The $491,000 increase in noninterest income during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to a $214,000 increase in gain on the sale of loans and a $296,000 increase in other income, partially offset by a decrease of $8,000 in service fees on deposit accounts and a $7,000 decrease in rental income. The increase in the gain on the sale of loans was due primarily to the sale of $20.9 million in loans held for investment resulting in a gain of $196,000. The increase in other income was the result of the increase of $240,000 in the value of deferred compensation plan assets and a gain of on the sale of other real estate owned of $61,000.

Noninterest Expense. The following table shows the components of noninterest expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Compensation and employee benefits	$1,328	$1,582
Occupancy and equipment	329	409
Federal deposit insurance premiums	145	85
Data processing expense	102	112
Professional fees	179	128
Other	750	578
Total	$2,833	$2,894

The $61,000 decrease in noninterest expense during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to a $254,000 decrease in compensation and employee benefits, an $80,000 decrease in occupancy and equipment and a $10,000 decrease in data processing expense, partially offset by a $172,000 increase in other expense, a $61,000 increase in federal deposit insurance premiums and a $51,000 increase in professional fees. The decrease in compensation and employee benefits was the result of changes in staffing, the closing of an underperforming branch in the second quarter of 2014 and costs related to employee benefits. The $80,000 decrease in occupancy and equipment was the result of the closing of an underperforming branch in the second quarter of 2014 and the continued efforts to control and eliminate operating expenses. The increase in other expense was primarily related to an increase of $240,000 in the liability associated with the deferred compensation plan, partially offset by a decrease of $67,000 in expense primarily related to the amortization of the FDIC indemnification asset. The increase of $61,000 in federal deposit insurance premiums was the result of higher premiums related to the Formal Agreement between the Bank and the OCC and the increase in professional fees of $51,000 was the result of costs of complying with the Formal Agreement with the OCC.

Income Taxes. We recorded a tax expense of $77,000 for the three months ended March 31, 2015 compared to a tax benefit of $42,000 during the three months ended March 31, 2014. The increase of the tax expense resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $36.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $10.5 million at March 31, 2015. In addition, at March 31, 2015 we had the ability to borrow a total of approximately $151.1 million from the FHLB of Pittsburgh. On March 31, 2015, we had $59.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At March 31, 2015, we had $3.4 million in mortgage loan commitments outstanding and $5.1 million in unused lines of credit. Time deposits due within one year of March 31, 2015 totaled $35.6 million, or 31.5% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, we exceeded all of our regulatory capital requirements.

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

For three months ended March 31, 2015 and the year ended December 31, 2014 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. At March 31, 2015, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. At March 31, 2015 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Polonia Bancorp, Inc.(1)
3.2	Bylaws of Polonia Bancorp, Inc.(2)
4.0	Stock Certificate of Polonia Bancorp, Inc.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.0	Section 1350 Certification

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

POLONIA BANCORP, INC.

Date: May 13, 2015	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer

