Form 10-Q
period 2015-06-30
Polonia Bancorp Inc
filed 2015-08-14
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes   ☐   No   ☒

As of August 11, 2015, there were 3,333,136 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$1,733,939	$1,624,482
Interest-bearing deposits with other institutions	25,888,356	10,549,748
Cash and cash equivalents	27,622,295	12,174,230

Investment securities available for sale	10,242,158	11,711,533
Investment securities held to maturity (fair value of $42,068,442 and $46,193,447)	40,864,845	44,741,534
Loans held for sale	7,964,640	4,221,438
Loans receivable	174,999,270	199,094,306
Covered loans	13,385,798	14,457,364
Total loans	188,385,068	213,551,670
Less: allowance for loan losses	1,360,930	1,415,983
Net loans	187,024,138	212,135,687
Accrued interest receivable	696,849	788,684
Federal Home Loan Bank stock	3,711,200	3,843,500
Premises and equipment, net	4,111,606	4,257,726
Bank-owned life insurance	4,263,946	4,268,181
FDIC indemnification asset	1,057,286	1,417,355
Other assets	3,895,494	8,197,043
TOTAL ASSETS	$291,454,457	$307,756,911

LIABILITIES
Deposits	$190,876,049	$199,553,997
FHLB advances – long term	56,000,000	59,000,000
Advances by borrowers for taxes and insurance	1,408,204	1,208,824
Accrued interest payable	158,668	143,798
Other liabilities	3,988,944	9,027,309
TOTAL LIABILITIES	252,431,865	268,933,928

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,334,130 and 3,334,130 shares issued)	33,341	33,341
Additional paid-in-capital	25,338,449	25,219,224
Retained earnings	14,897,667	14,870,920
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (171,849 and 181,415 shares)	(1,436,709)	(1,517,302)
Accumulated other comprehensive income	189,844	216,800
TOTAL STOCKHOLDERS’ EQUITY	39,022,592	38,822,983
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$291,454,457	$307,756,911

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,195,288	$2,346,068	$4,385,874	$4,689,669
Investment securities	344,125	428,834	701,587	869,375
Other interest and dividend income	69,312	51,934	201,142	95,975
Total interest and dividend income	2,608,725	2,826,836	5,288,603	5,655,019

INTEREST EXPENSE
Deposits	427,055	418,886	855,209	844,361
FHLB advances – long term	367,579	371,979	735,471	739,871
Advances by borrowers for taxes and insurance	833	913	1,691	1,861
Total interest expense	795,467	791,778	1,592,371	1,586,093

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,813,258	2,035,058	3,696,232	4,068,926
Provision for loan losses	10,000	34,158	73,150	49,158

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,803,258	2,000,900	3,623,082	4,019,768

NONINTEREST INCOME
Service fees on deposit accounts	30,327	32,947	53,371	63,634
Earnings on bank-owned life insurance	(2,210)	1,906	(4,235)	3,808
Gain on sale of loans, net	885,935	1,019,753	1,689,644	1,609,916
Rental income	67,142	69,179	130,544	139,681
Other	70,907	3,083	411,217	46,837
Total noninterest income	1,052,101	1,126,868	2,280,541	1,863,876

NONINTEREST EXPENSE
Compensation and employee benefits	1,657,872	1,853,163	2,986,230	3,435,459
Occupancy and equipment	315,030	347,495	643,746	756,501
Federal deposit insurance premiums	133,907	85,608	279,560	170,716
Data processing expense	96,043	109,585	198,067	221,617
Professional fees	196,973	141,791	375,656	270,124
Other	615,049	518,460	1,364,725	1,096,105
Total noninterest expense	3,014,874	3,056,102	5,847,984	5,950,522

Income (loss) before income tax expense (benefit)	(159,515)	71,666	55,639	(66,878)
Income tax expense (benefit)	(48,490)	29,366	28,892	(12,738)

NET INCOME (LOSS)	$(111,025)	$42,300	$26,747	$(54,140)

EARNINGS PER SHARE – Basic and Diluted	$(0.04)	$0.01	$0.01	$(0.02)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$(111,025)	$42,300	$26,747	$(54,140)

Changes in net unrealized gain (loss) on investment securities available for sale	(40,098)	26,680	(40,842)	3,145

Tax effect	13,633	(9,071)	13,886	(1,069)

Total other comprehensive income (loss)	(26,465)	17,609	(26,956)	2,076

Total comprehensive income (loss)	$(137,490)	$59,909	$(209)	$(52,064)

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In-	Retained	Unallocated Shared Held	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income (Loss)	Total
Balance, December 31, 2014	3,334,130	$33,341	$25,219,224	$14,870,920	$(1,517,302)	$216,800	$38,822,983

Net income				26,747			26,747
Other comprehensive loss, net						(26,956)	(26,956)
Stock options compensation expense			37,425				37,425
Allocation of unearned ESOP shares			33,731		80,593		114,324
Allocation of unearned RSP shares			48,069				48,069

Balance, June 30, 2015	3,334,130	$33,341	$25,338,449	$14,897,667	$(1,436,709)	$189,844	$39,022,592

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$26,747	$(54,140)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for loan losses	73,150	49,158
Depreciation, amortization, and accretion	509,465	622,187
Proceeds from sale of loans held for sale	31,128,363	30,229,474
Net gain on sale of loans held for sale	(1,493,905)	(1,609,916)
Loans originated for sale	(33,377,660)	(32,139,584)
Net gain on sale of loans held for investment	(195,739)	-
Gain (loss) on the sale of other real estate owned	(61,260)	65,921
Earnings on bank-owned life insurance	4,235	(3,808)
Deferred federal income taxes	(7,266)	(10,747)
(Decrease) increase in accrued interest receivable	91,835	(39,590)
Increase in accrued interest payable	14,870	20,096
Decrease in accrued payroll and commissions	(404,033)	(476,589)
Compensation expense for stock options, ESOP and restricted stock	199,818	183,665
Other, net	(462,992)	17,315
Net cash used for operating activities	(3,954,372)	(3,146,558)

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	1,457,146	2,546,216
Investment securities held to maturity:
Proceeds from principal repayments and maturities	3,817,929	3,720,432
Purchases	-	(1,383,038)
Proceeds from sale of loans held for investment	21,091,231	-
Decrease (increase) in loans receivable, net	3,083,848	(5,331,511)
Decrease in covered loans	1,111,054	1,032,116
Purchases of Federal Home Loan Bank stock	(50,700)	(220,900)
Redemptions of Federal Home Loan Bank stock	183,000	15,900
Proceeds from the sale of other real estate owned	221,697	469,536
Payments received from FDIC under loss share agreement	-	133,990
Purchase of premises and equipment	(34,200)	(59,594)
Net cash provided by investing activities	30,881,005	923,147

FINANCING ACTIVITIES
Decrease in deposits, net	(8,677,948)	(5,076,211)
Repayments on FHLB advances long-term	(3,000,000)	-
Decrease in advances by borrowers for taxes and insurance, net	199,380	179,226
Repurchase of stock	-	(1,136,165)
Net cash used for financing activities	(11,478,568)	(6,033,150)
Increase (decrease) in cash and cash equivalents	15,448,065	(8,256,561)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,174,230	15,764,320
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,622,295	$7,507,759

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$1,577,501	$1,565,997
Income taxes	455,000	425,000
Noncash items:
Loans transferred to other real estate owned	-	525,422
Transfer from premises and equipment to other real estate owned	-	213,805

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2014 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260):Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944) - Disclosure about Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services-Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss):	$(111,025)	$42,300	$26,747	$(54,140)

Weighted average number of shares issued	3,334,130	3,424,518	3,334,130	3,461,306
Less weighted average number of unearned ESOP shares	(173,496)	(192,624)	(175,874)	(195,002)
Less weighted average number of nonvested restricted stock awards	(28,117)	(55,354)	(30,286)	(56,881)
Weighted average shares outstanding basic	3,132,517	3,176,540	3,127,970	3,209,423
Dilutive effect of nonvested stock	-	-	-	-
Dilutive effect of stock options	-	27,294	52,480	26,064
Weighted average shares outstanding diluted	3,132,517	3,203,834	3,180,450	3,235,487
Earnings per share:
Basic	$(0.04)	$0.01	$0.01	$(0.02)
Diluted	(0.04)	0.01	0.01	(0.02)

At June 30, 2015 there were 26,642 shares of restricted stock outstanding at a grant date fair value of $10.25 per share and options to purchase 95,610 shares of common stock at a price of $10.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Options to purchase 145,124 shares of common stock at a price of $10.25 per share as of June 30, 2014, as well as 54,296 shares of restricted stock at a price of $10.25 per share as of June 30, 2014, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

The amortized cost, gross unrealized gains and losses, fair value of investment securities available for sale and held to maturity are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,182,960	$72,175	$-	$1,255,135
Freddie Mac	28,384	1,256	-	29,640
Government National Mortgage Association	434,094	57,767	(7)	491,854
Collateralized mortgage obligations-government sponsored entities	987,105	29,998	(8,817)	1,008,286
Total mortgage-backed securities	2,632,543	161,196	(8,824)	2,784,915
Corporate securities	7,321,972	136,026	(755)	7,457,243

Total	$9,954,515	$297,222	$(9,579)	$10,242,158

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$30,217,020	$1,174,002	$(64,257)	$31,326,765
Freddie Mac	10,647,825	194,671	(100,819)	10,741,677
Total mortgage-backed securities	$40,864,845	$1,368,673	$(165,076)	$42,068,442

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,445,913	$94,904	$-	$1,540,817
Freddie Mac	39,424	1,991	-	41,415
Government National Mortgage Association	469,373	58,936	-	528,309
Collateralized mortgage obligations-government sponsored entities	1,135,489	29,125	(13,241)	1,151,373
Total mortgage-backed securities	3,090,199	184,956	(13,241)	3,261,914
Corporate securities	8,292,849	159,204	(2,434)	8,449,619

Total	$11,383,048	$344,160	$(15,675)	$11,711,533

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$33,121,331	$1,378,136	$(61,305)	$34,438,162
Freddie Mac	11,620,203	247,896	(112,814)	11,755,285
Total mortgage-backed securities	$44,741,534	$1,626,032	$(174,119)	$46,193,447

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$6,606,410	$(64,257)	$-	$-	$6,606,410	$(64,257)
Freddie Mac	-	-	4,874,929	(100,819)	4,874,929	(100,819)
Government National Mortgage Association	1,384	(7)	-	-	1,384	(7)
Collateralized mortgage obligations-government sponsored entities	406,289	(8,392)	5,674	(425)	411,963	(8,817)
Total mortgage-backed Securities	7,014,083	(72,656)	4,880,603	(101,244)	11,894,686	(173,900)
Corporate securities	-	-	499,245	(755)	499,245	(755)

Total	$7,014,083	$(72,656)	$5,379,848	$(101,999)	$12,393,931	$(174,655)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,153,455	$(61,305)	$7,153,455	$(61,305)
Freddie Mac	1,946,251	(3,284)	5,210,889	(109,530)	7,157,140	(112,814)
Collateralized mortgage obligations-government sponsored entities	220,486	(4,339)	239,587	(8,902)	460,073	(13,241)
Total mortgage-backed Securities	2,166,737	(7,623)	12,603,931	(179,737)	14,770,668	(187,360)
Corporate securities	1,752,260	(519)	498,085	(1,915)	2,250,345	(2,434)

Total	$3,918,997	$(8,142)	$13,102,016	$(181,652)	$17,021,013	$(189,794)

The Company reviews its position quarterly and has determined that at June 30, 2015, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 18 positions that were temporarily impaired at June 30, 2015. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$3,275,006	$3,299,146	$-	$-
Due after one year through five years	3,437,115	3,526,611	2,052,855	2,109,368
Due after five years through ten years	1,677,591	1,746,134	8,002,820	8,436,931
Due after ten years	1,564,803	1,670,267	30,809,170	31,522,143

Total	$9,954,515	$10,242,158	$40,864,845	$42,068,442

The Company had no sales of investment securities for the three and six month periods ended June 30, 2015 and 2014.

4.	Loans Receivable

Loans receivable consist of the following:

	June 30,	December 31,
	2015	2014
Mortgage Loans:
One-to-four family	$157,384,291	$178,214,260
Multi-family and commercial real estate	10,711,146	14,840,883
	168,095,437	193,055,143

Commercial loans	9,602	-
Home equity loans	2,894,633	2,040,458
Home equity lines of credit (“HELOCs”)	1,998,967	1,521,341
Education loans	1,337,826	1,557,801
Other consumer loans	674	1,373
Non-covered consumer loans purchased	532,325	639,092
Covered loans	13,385,798	14,457,364
	188,255,262	213,272,572
Less:
Net deferred loan costs	(129,806)	(279,098)
Allowance for loan losses	1,360,930	1,415,983

Total	$187,024,138	$212,135,687

The components of covered loans by portfolio class as of June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Mortgage loans:
One-to-four family	$7,575,411	$7,846,156
Multi-family and commercial real estate	5,792,539	6,438,651
	13,367,950	14,284,807
Commercial	17,848	172,557
Total Loans	$13,385,798	$14,457,364

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	June 30, 2015		December 31, 2014
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$784,206	$20,798,234	$807,613	$22,933,822

Carrying amount, net of allowance	$477,765	$13,440,358	$481,271	$14,615,185

During the six months ended June 30, 2015 and 2014, respectively, the Company did not record a provision or charge-off for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality.

Changes in the accretable yield for acquired loans were as follows for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$6,962,050	$7,159,533
Reclassifications and other	(32,466)	(48,699)
Accretion	(241,935)	(273,157)
Balance at end of period	$6,687,649	$6,837,677

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$6,381,792	$7,791,222
Reclassifications and other	793,223	(400,129)
Accretion	(487,366)	(553,416)
Balance at end of period	$6,687,649	$6,837,677

The $241,935 and $273,157 recognized as accretion represents the interest income earned on acquired loans for the three months ended June 30, 2015 and 2014, respectively and $487,366 and $553,416 for the six months ended June 30, 2015 and 2014, respectively. Included in reclassifications and other for loans acquired without specific evidence of deterioration in credit quality was $24,039 and $122,726 of reclassifications from non-accretable discounts to accretable discounts for the three months ended June 30, 2015 and 2014, respectively and $1,134,484 and $232,207 for the six months ended June 30, 2015 and 2014, respectively. The remaining $(56,505) and $(171,425) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three months ended June 30, 2015 and 2014, respectively and $(341,261) and $(632,336) for the six months ended June 30, 2015 and 2014, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at June 30, 2015.

The following table summarizes changes in the allowance for loan losses:

	Allowance for Loan Losses For the Three and Six Months Ended June 30, 2015 and 2014
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Three Months Ended June 30, 2015
Allowance for Loan Losses:
Balance at beginning of period	$894,871	$411,122	$-	$9,284	$12,665	$5,321	$17,667	$1,350,930
Provision (credit) for loan losses	(5,466)	(28,341)	14	1,597	1,261	509	40,426	10,000
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	-	-	-	-	-	-	-	-
Balance at end of period	$889,405	$382,781	$14	$10,881	$13,926	$5,830	$58,093	$1,360,930

Three Months Ended June 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$841,994	$459,396	$-	$9,329	$7,525	$7,483	$55,979	$1,381,706
Provision (credit) for loan losses	70,125	20,672	-	(685)	392	(367)	(55,979)	34,158
Charge-offs	(33,672)	-	-	-	-	-	-	(33,672)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(33,672)	-	-	-	-	-	-	(33,672)
Balance at end of period	$878,447	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,382,192

Six Months Ended June 30, 2015
Allowance for Loan Losses:
Balance at beginning of period	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983
Provision (credit) for loan losses	54,855	(44,855)	14	3,291	3,327	(941)	57,459	73,150
Charge-offs	(128,424)	-	-	-	-	-	-	(128,424)
Recoveries	221	-	-	-	-	-	-	221
Net (charge-offs) recoveries	(128,203)	-	-	-	-	-	-	(128,203)
Balance at end of period	$889,405	$382,781	$14	$10,881	$13,926	$5,830	$58,093	$1,360,930

Six Months Ended June 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013
Provision (credit) for loan losses	14,835	35,159	-	3,914	4,995	(742)	(9,003)	49,158
Charge-offs	(44,979)	-	-	-	-	-	-	(44,979)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(44,979)	-	-	-	-	-	-	(44,979)
Balance at end of period	$878,447	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,382,192

The decrease in the allowance for loan losses related to the Commercial Real Estate loan portfolio is related to the decrease in the balance of loans and the adjustment of qualitative factors.

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At June 30, 2015
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$889,405	$382,781	$14	$10,881	$13,926	$5,830	$58,093	$1,360,930

Ending balance: individually evaluated for impairment	$3,104	$-	$-	$-	$-	$-	$-	$3,104

Ending balance: collectively evaluated for impairment	$886,301	$382,781	$14	$10,881	$13,926	$5,830	$58,093	$1,357,826

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$164,959,702	$16,503,685	$27,450	$2,894,633	$1,998,967	$1,870,825	$-	$188,255,262

Ending balance: individually evaluated for impairment	$2,604,418	$625,276	$-	$56,056	$-	$-	$-	$3,285,750

Ending balance: collectively evaluated for impairment	$154,779,873	$10,085,870	$9,602	$2,838,577	$1,998,967	$1,338,500	$-	$171,051,389

Ending balance: loans acquired with deteriorated credit quality	$7,575,411	$5,792,539	$17,848	$-	$-	$532,325	$-	$13,918,123

	At December 31, 2014
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$951,883	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,405,113

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$186,060,416	$21,279,534	$172,557	$2,040,458	$1,521,341	$2,198,266	$-	$213,272,572

Ending balance: individually evaluated for impairment	$2,567,633	$632,717	$-	$60,475	$-	$-	$-	$3,260,825

Ending balance: collectively evaluated for impairment	$175,646,627	$14,208,166	$-	$1,979,983	$1,521,341	$1,559,174	$-	$194,915,291

Ending balance: loans acquired with deteriorated credit quality	$7,846,156	$6,438,651	$172,557	$-	$-	$639,092	$-	$15,096,456

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at June 30, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. There are six sub-grades within the pass category to further distinguish the loan.

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected. The Special Mention category includes assets that are fundamentally sound yet, exhibit unacceptable credit risk or deteriorating trends or characteristics which if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard.

Doubtful – loans classified as Doubtful have all the weaknesses inherent in a Substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances. Loans in the Doubtful category have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – loans classified as a Loss are considered uncollectible, or of such value that continuance as an asset is not warranted. Loans in the Loss category are considered uncollectable and of little value that their continuance as bankable assets is not warranted.

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of June 30, 2015 and December 31, 2014.

	June 30,		December 31,
	2015		2014
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$13,017,517	$27,450	$18,228,956	$172,557
Special Mention	2,154,023	-	1,699,786	-
Substandard	1,332,145	-	1,350,792	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$16,503,685	$27,450	$21,279,534	$172,557

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of June 30, 2015 and December 31, 2014. For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of June 30, 2015 and December 31, 2014:

	At June 30, 2015
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$162,384,616	$2,838,577	$1,998,967	$1,256,660	$532,325
Nonperforming	2,575,086	56,056	-	81,840	-
Total	$164,959,702	$2,894,633	$1,998,967	$1,338,500	$532,325

	At December 31, 2014
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$183,988,450	$1,979,983	$1,521,341	$1,465,276	$639,092
Nonperforming	2,071,966	60,475	-	93,898	-
Total	$186,060,416	$2,040,458	$1,521,341	$1,559,174	$639,092

The following table presents an aging analysis of the recorded investment of past-due loans.

	At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
One-to-four family real estate	$-	$29,776	$2,275,578	$2,305,354	$162,654,348	$164,959,702	$-
Multi-family and commercial real estate	-	-	150,944	150,944	16,352,741	16,503,685	-
Commercial	-	-	-	-	27,450	27,450	-
Home equity	-	-	-	-	2,894,633	2,894,633	-
HELOCs	-	-	-	-	1,998,967	1,998,967	-
Education and other consumer	28,017	26,469	81,840	136,326	1,202,174	1,338,500	-
Non-covered consumer loans purchased	66,123	-	-	66,123	466,202	532,325	-
Total	$94,140	$56,245	$2,508,362	$2,658,747	$185,596,515	$188,255,262	$-

	At December 31, 2014
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$58,481	$1,034,424	$1,798,213	$2,891,118	$183,169,298	$186,060,416	$-
Multi-family and commercial real estate	86,027	-	431,817	517,844	20,761,690	21,279,534	-
Commercial	-	-	-	-	172,557	172,557	-
Home equity	60,475	-	-	60,475	1,979,983	2,040,458	-
HELOCs	-	-	-	-	1,521,341	1,521,341	-
Education and other consumer	29,265	1,497	93,898	124,660	1,434,514	1,559,174	-
Non-covered consumer loans purchased	78,650	14,676	-	93,326	545,766	639,092	-
Total	$312,898	$1,050,597	$2,323,928	$3,687,423	$209,585,149	$213,272,572	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of June 30, 2015 and December 31, 2014. The balances are presented by class of loans.

	June 30, 2015	December 31, 2014
One-to-four family mortgage	$2,575,086	$2,071,966
Multi-family and commercial real estate	233,515	517,844
Home Equity	56,056	60,475
Education and other consumer	81,840	93,898
Total	$2,946,497	$2,744,183

Interest income on loans would have been increased by approximately $19,703 and $25,159 during the three months ended June 30, 2015 and 2014 and $55,172 and $57,050 during the six months ended June 30, 2015 and 2014, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable.

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,727,662	$3,333,873	$-
Multi-family and commercial real estate	947,730	1,097,605	-
Commercial	-	58,139	-
Home Equity	56,056	57,675	-
With an allowance recorded:
One-to-four family real estate	$153,440	$156,002	$3,104
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-
Home Equity	-	-	-

Total:
One-to-four family real estate	$2,881,102	$3,489,875	$3,104
Multi-family and commercial real estate	947,730	1,097,605	-
Commercial	-	58,139	-
Home Equity	56,056	57,675	-

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,226,812	$2,823,616	$-
Multi-family and commercial real estate	1,239,500	1,544,656	-
Commercial	-	84,010	-
Home Equity	60,475	60,925	-
With an allowance recorded:
One-to-four family real estate	$675,473	$676,073	$10,870
Multi-family and commercial real estate	-	-	-
Commercial	-	-	-
Home Equity	-	-	-

Total:
One-to-four family real estate	$2,902,285	$3,499,689	$10,870
Multi-family and commercial real estate	1,239,500	1,544,656	-
Commercial	-	84,010	-
Home Equity	60,475	60,925	-

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Three Months Ended
	June 30,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,739,782	$1,991,752	$3,251	$5,050
Multi-family and commercial real estate	1,041,978	1,056,474	9,231	14,425
Commercial	-	-	660	1,159
Home Equity	56,706	-	-	-
With an allowance recorded:
One-to-four family real estate	$496,940	$684,517	$8,652	$4,451
Multi-family and commercial real estate	-	-	-	-
Commercial	-	-	-	-
Home Equity	-	-	-	-

Total:
One-to-four family real estate	$3,236,722	$2,676,269	$11,903	$9,501
Multi-family and commercial real estate	1,041,978	1,056,474	9,231	14,425
Commercial	-	-	660	1,159
Home Equity	56,706	-	-	-

	Six Months Ended
	June 30,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,876,301	$2,113,048	$7,225	$12,285
Multi-family and commercial real estate	1,138,205	1,108,936	18,532	24,001
Commercial	-	-	1,430	2,416
Home Equity	57,952	-	-	-
With an allowance recorded:
One-to-four family real estate	$584,383	$686,247	$13,001	$10,264
Multi-family and commercial real estate	-	-	-	-
Commercial	-	-	-	-
Home Equity	-	-	-	-

Total:
One-to-four family real estate	$3,460,684	$2,799,295	$20,226	$22,549
Multi-family and commercial real estate	1,138,205	1,108,936	18,532	24,001
Commercial	-	-	1,430	2,416
Home Equity	57,952	-	-	-

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2015 and December 31, 2014 included with other assets are $299,000 and $490,000, respectively, of foreclosed assets. As of June 30, 2015, included within the foreclosed assets is $39,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2015, the Company has initiated formal foreclosure proceedings on $56,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

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

(In Thousands, Except Number of Contracts)	Three Months Ended June 30,
	2015			2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	-	$-	$-	1	$28,615	$28,615

(In Thousands, Except Number of Contracts)	Six Months Ended June 30,
	2015			2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	-	$-	$-	1	$28,615	$28,615

For the three months ended June 30, 2015, there were no loans granted a term concession. For the three months ended June 30, 2014, one loan was granted a term concession.

For the six months ended June 30, 2015, there were no loans granted a term concession. For the six months ended June 30, 2014, one loan was granted a term concession.

There were no loan modifications that are considered troubled debt restructurings completed during the three months and six month periods ended June 30, 2015 and 2014, respectively.

There were no troubled debt restructurings modified within the past year that subsequently defaulted during the three and six month periods ended June 30, 2015 and 2014.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	2015	2014
Balance at March 31	$1,277,318	$2,188,462
Cash payments received or receivable due from the FDIC	-	-
Increase in FDIC share of estimated losses	-	-
Net amortization	(220,032)	(160,786)

Balance at June 30	$1,057,286	$2,027,676

	2015	2014
Balance at December 31	$1,417,355	$2,515,287
Cash payments received or receivable due from the FDIC	-	(133,990)
Increase in FDIC share of estimated losses	-	-
Net amortization	(360,069)	(353,621)

Balance at June 30	$1,057,286	$2,027,676

7.	Deposits

Deposit accounts are summarized as follows for the periods ending June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%

Non-interest bearing demand	$5,128,359	2.69%	$6,482,695	3.25%
NOW accounts	13,536,990	7.09	13,562,430	6.80
Money market deposit	35,522,242	18.61	37,259,728	18.67
Savings	28,384,549	14.87	28,589,859	14.33
Time deposits	108,303,909	56.74	113,659,285	56.95
Total	$190,876,049	100.00%	$199,553,997	100.00%

8.	Life Insurance and Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for a former president and two officers of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,263,946 and $4,268,052 at June 30, 2015 and December 31, 2014, respectively. The Plan provides that death benefits totaling $6.0 million at June 30, 2015, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the two former presidents as well as two senior officers of the Bank. At June 30, 2015 and December 31, 2014, $1,999,251 and $2,142,579, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $679,745 and $728,477, respectively, are recognized in the financial statements.

The deferred compensation for the two former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service. The first former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The second former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for the two senior officers is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $40,158 and $43,647 for the three months ended June 30, 2015 and 2014 and $82,384 and $89,012 for the six months ended June 30, 2015 and 2014, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$31,475	$14,850	$65,017	$31,417
Interest cost	8,683	28,797	17,367	57,595
Net periodic benefit cost	$40,158	$43,647	$82,384	$89,012

9.	Contingencies

On August 5, 2015, a former employee of the Bank filed a complaint in the Philadelphia Court of Common Pleas against the Bank and certain of its current and former officers and an employee that asserts claims for additional compensation under his arrangement to manage a certain area of the Bank’s lending operations. The Bank intends to vigorously defend against these claims. However, the defense may not be successful and insurance may not be available or adequate to fund any settlement, judgment or costs of defense of this action. The individual defendants may be entitled to indemnification from the Bank, for which there may be no insurance coverage.

10.	Fair Value Measurements

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$2,784,915	$-	$2,784,915
Corporate Securities	-	7,457,243	-	7,457,243
Total	$-	$10,242,158	$-	$10,242,158

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$3,261,914	$-	$3,261,914
Corporate Securities	-	8,449,619	-	8,449,619
Total	$-	$11,711,533	$-	$11,711,533

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$3,881,784	$3,881,784
Other real estate owned	-	-	299,091	299,091

	December 31, 2014
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$4,191,390	$4,191,390
Other real estate owned	-	-	489,837	489,837

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	June 30, 2015 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,876,527	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	7%
			Liquidation
			expenses (2)	0% to 6%	6%

	2,005,257	Discounted	Discount Rates	5% to 8%	7%
		cash flows

Other real estate owned	299,091	Appraisal of	Liquidation
		collateral (1), (3)	expenses (2)	6%	6%

	December 31, 2014 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,624,037	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	9%
			Liquidation
			expenses (2)	0% to 6%	4%

	2,567,353	Discounted	Discount rates	5% to 8%	6%
		cash flows

Other real estate owned	489,837	Appraisal of	Liquidation
		collateral (1), (3)	expenses (2)	6%	6%

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

Impaired loans are reported at fair value utilizing Level 3 inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At June 30, 2015, and December 31, 2014 impaired loans with a carrying value of $3,884,888 and $4,202,260 were reduced by specific valuation allowances totaling $3,104 and $10,870 resulting in a net fair value of $3,881,784 and $4,191,390 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2015 and December 31, 2014, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

11.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at June 30, 2015
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$27,622,295	$27,622,295	$27,622,295	$-	$-
Investment securities
Available for sale	10,242,158	10,242,158	-	10,242,158	-
Held to maturity	40,864,845	42,068,442	-	42,068,442	-
Loans held for sale	7,964,640	7,964,640	7,964,640	-	-
Net loans receivable	187,024,138	187,357,286	-	-	187,357,286
Accrued interest receivable	696,849	696,849	696,849	-	-
Federal Home Loan Bank stock	3,711,200	3,711,200	3,711,200	-	-
Bank-owned life insurance	4,263,946	4,263,946	4,263,946	-	-
FDIC indemnification asset	1,057,286	1,057,286	-	-	1,057,286

Financial liabilities:
Deposits	190,876,049	192,912,162	82,572,140	-	110,340,022
FHLB advance – long-term	56,000,000	57,943,200	-	-	57,943,200
Advances by borrowers for taxes and insurance	1,408,204	1,408,204	1,408,204	-	-
Accrued interest payable	158,668	158,668	158,668	-	-

	Fair Value Measurements at December 31, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$12,174,230	$12,174,230	$12,174,230	$-	$-
Investment securities
Available for sale	11,711,533	11,711,533	-	11,711,533	-
Held to maturity	44,741,534	46,193,447	-	46,193,447	-
Loans held for sale	4,221,438	4,221,438	4,221,438	-	-
Net loans receivable	212,135,687	213,022,071	-	-	213,022,071
Accrued interest receivable	788,684	788,684	788,684	-	-
Federal Home Loan Bank stock	3,843,500	3,843,500	3,843,500	-	-
Bank-owned life insurance	4,268,181	4,268,181	4,268,181	-	-
FDIC indemnification asset	1,417,355	1,417,355	-	-	1,417,355

Financial liabilities:
Deposits	199,553,997	201,952,208	85,894,712	-	116,057,496
FHLB advance – long-term	59,000,000	60,711,000	-	-	60,711,000
Advances by borrowers for taxes and insurance	1,208,824	1,208,824	1,208,824	-	-
Accrued interest payable	143,798	143,798	143,798	-	-

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at June 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $1.1 million and $1.4 million, respectively.

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

12.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014 are as follows:

Accumulated Other
Comprehensive Income (1)
Unrealized Gains (Losses) on Securities Available-for-Sale
Balance at March 31, 2014	$248,827

Other comprehensive income before reclassifications	17,609
Balance at June 30, 2014	$266,436

Balance at March 31, 2015	$216,309

Other comprehensive loss before reclassifications	(26,465)
Balance at June 30, 2015	$189,844

Accumulated Other
Comprehensive Income (1)
Unrealized Gains (Losses) on Securities Available-for-Sale
Balance at December 31, 2013	$264,360

Other comprehensive income before reclassifications	2,076
Balance at June 30, 2014	$266,436

Balance at December 31, 2014	$216,800

Other comprehensive loss before reclassifications	(26,956)
Balance at June 30, 2015	$189,844

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three and six month periods ended June 30, 2015 and 2014.

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

In addition, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank effective January 20, 2015. The IMCRs require the Bank to maintain a leverage ratio (equal to Tier 1 capital to average total consolidated assets) of at least 10.00% and a total capital ratio (equal to total capital to total risk-weighted assets) of at least 15.00%. Absent the IMCRs, the Bank must maintain a leverage ratio of at least 5.00% and a total capital ratio of at least 10.00% to be considered well-capitalized. At June 30, 2015, the Bank had a Tier 1 leverage ratio of 11.43% and a total risk-based capital ratio of 26.27%.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets at June 30, 2015 were $291.5 million, a decrease of $16.3 million from total assets of $307.8 million at December 31, 2014. The sale of 30-year, fixed-rate jumbo mortgage loans and the maturity and pay-down of securities resulted in a shift in our asset mix, as loans and investments decreased, cash and cash equivalents increased pending reinvestment into higher yielding assets. Deposits declined due to competitive conditions, as we allowed some deposit run-off to manage our liquidity needs. The decrease in liabilities was primarily due to an $8.7 million decrease in deposits. Total stockholders’ equity at June 30, 2015 increased to $39.0 million as compared to $38.8 million at December 31, 2014.

Cash and cash equivalents increased to $27.6 million from $12.2 million during the six months ended June 30, 2015, the increase was primarily the result of the sale of $20.9 million in loans held for investment.

Investment securities available-for-sale decreased to $10.2 million from $11.7 million during the six months ended June 30, 2015, a decrease of $1.5 million, or 12.8%. The decrease in investment securities available-for-sale was attributable to $1.0 million in maturities of corporate securities and $457,000 in principal payments.

Investment securities held-to-maturity decreased to $40.9 million from $44.7 million during the six months ended June 30, 2015, a decrease of $3.8 million, or 8.5%. The decrease in investment securities held-to-maturity was attributable to principal payments.

Loans held for sale increased to $8.0 million from $4.2 million during the six months ended June 30, 2015, an increase of $3.8 million, or 90.5%. The increase in loans held for sale was the result of the normal fluctuation in loan activity associated with our mortgage business.

Total loans decreased $25.2 million, or 11.8%, to $188.4 million at June 30, 2015, compared to $213.6 million at December 31, 2014. The decrease in total loans was primarily the result of the sale of $20.9 million in 30-year, fixed-rate jumbo loans. The loan sale was undertaken as part of our strategy to mitigate interest rate risk.

Total deposits decreased to $190.9 million from $199.6 million during the six months ended June 30, 2015, a decrease of $8.7 million, or 4.4%. The decrease of $8.7 million was primarily the result of a decrease in time deposits of $5.4 million and money market deposit accounts of $1.8 million. The decrease in time deposits was based on our loan demand and liquidity needs, we opted not to match competitors’ rates.

Total FHLB advances decreased to $56.0 million from $59.0 million during the six months ended June 30, 2015, a decrease of $3.0 million, or 5.1%. The decrease of $3.0 million was due to the maturity of an FHLB advance.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2015 and 2014

General. We recorded a net loss of $111,000 during the three months ended June 30, 2015 compared to net income of $42,000 during the three months ended June 30, 2014. The decrease in net income for the three month period ended June 30, 2015 was primarily related to a decrease in net interest income and a decrease in noninterest income, partially offset by a decrease in income tax expense, a decrease in noninterest expense and a decrease in the provision for loan losses.

We recorded net income of $27,000 during the six months ended June 30, 2015 compared to a net loss of $54,000 during the six months ended June 30, 2014. The increase in net income for the six month period ended June 30, 2015 was primarily related to an increase in noninterest income and a decrease in noninterest expense, partially offset by a decrease in net interest income, an increase in income tax expense and an increase in the provision for loan losses.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,195	$2,346	$4,386	$4,690
Investment securities	344	429	701	869
Other interest and dividend income	70	52	201	96
Total interest and dividend income	2,609	2,827	5,288	5,655
Interest Expense:
Deposits	427	419	855	844
FHLB advances – long-term	368	372	735	740
Advances by borrowers for taxes and insurance	1	1	2	2
Total interest expense	796	792	1,592	1,586
Net interest income	$1,813	$2,035	$3,696	$4,609

The following table summarizes average balances and average yields and costs for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$192,826	4.50%	$206,724	4.49%	$199,635	4.37%	$205,170	4.55%
Investment securities	52,356	2.60	64,342	2.64	53,535	2.60	65,109	2.65
Other interest-earning assets	36,172	0.78	13,202	1,58	30,827	1.31	16,051	1.21
Total interest-earning assets	281,354	3.72%	284,268	3.99%	283,997	3.75%	286,330	3.98%
Noninterest-earning assets:	19,372		16,687		17,194		16,758
Allowance for Loan Losses	(1,358)		(1,372)		(1,377)		(1,375)
Total assets	$299,368		$299,583		$299,814		$301,713

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,340	0.15%	$15,445	0.18%	$13,420	0.17%	$15,496	0.17%
Money Market Deposits	35,762	0.37	34,699	0.37	36,111	0.37	34,975	0.36
Savings accounts	28,178	0.16	31,021	0.25	28,287	0.15	30,863	0.25
Time deposits	110,087	1.38	110,518	1.31	111,535	1.37	111,605	1.32
Total interest-bearing deposits	187,367	0.91%	191,683	0.88%	189,353	0.91%	192,939	0.88%
FHLB advances – long-term	58,011	2.54	59,000	2.53	58,503	2.53	59,000	2.53
Advances by borrowers for taxes and insurance	1,157	0.35	1,214	0.33	1,168	0.35	1,232	0.33
Total interest-bearing liabilities	246,535	1.30%	251,897	1.26%	249,024	1.29%	253,171	1.26%
Noninterest-bearing liabilities:	13,645		8,098		11,645		8,578
Total liabilities	260,180		259,995		260,669		261,749
Retained earnings	39,188		39,588		39,145		39,964
Total liabilities and retained earnings	$299,368		$299,583		$299,814		$301,713

Interest rate spread		2.42%		2.73%		2.46%		2.72%
Net yield on interest-earning assets		2.58%		2.87%		2.62%		2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities		114.12%		112.85%		114.04%		113.10%

Net Interest Income. Net interest income for the three months ended June 30, 2015 decreased $222,000 from the same period last year. Our net interest rate spread decreased to 2.42% for the three months ended June 30, 2015 from 2.73% for the same period last year. The primary reasons for the decrease in net interest income for the three month period were a lower average balance of loans and investment securities, a lower yield earned on other interest-earning assets, a lower average yield earned on investment securities and a higher average rate paid on deposits, partially offset by a higher average balance of other interest-earning assets, a lower average balance of deposits and a higher average yield on loans. The decrease in the average balance of loans was primarily a result of the $20.9 million loan sale which took place during the first quarter.

Net interest income for the six months ended June 30, 2015 decreased $373,000 from the same period last year. Our net interest rate spread decreased to 2.46% for the six months ended June 30, 2015 from 2.72% for the same period last year. The primary reasons for the decrease in net interest income for the six month period were a lower average balance and yield earned on loans and investment securities and a higher average rate paid on deposits, partially offset by a higher average balance and yield earned on other interest-earning assets and a lower average balance of deposits.

Provision for Loan Losses. For the three months ended June 30, 2015 we recorded a provision for loan losses of $10,000 as compared to $34,000 for the three months ended June 30, 2014. The provisions reflect management’s assessment of lending activities, changes in the loan portfolio, increased nonperforming loans, levels of current delinquencies and current economic conditions. There were no loan charge-offs during the three months ended June 30, 2015 as compared to $34,000 during the three months ended June 30, 2014.

For the six months ended June 30, 2015 we recorded a provision for loan losses of $73,000 as compared to $49,000 for the six months ended June 30, 2015. The provisions reflect management’s assessment of lending activities, changes in the loan portfolio, increased nonperforming loans, levels of current delinquencies and current economic conditions. There was loan charge-offs of $128,000 during the six months ended June 30, 2015 as compared to loan charge-offs of $45,000 during the six months ended June 30, 2014.

Noninterest Income. The following table shows the components of noninterest income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$30	$33	$53	$63
Earnings on bank-owned life insurance	(2)	2	(4)	4
Gain on sale of loans, net	886	1,020	1,690	1,610
Rental Income	67	69	131	140
Other	71	3	411	47
Total	$1,052	$1,127	$2,281	$1,864

The $75,000 decrease in noninterest income during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to a $134,000 decrease in the gain on the sale of loans, partially offset by an increase of $68,000 in other noninterest income. The decrease in the gain on the sale of loans was due primarily to lower sales volume during the quarter. The increase in other noninterest income is related to the loss of $66,000 on the sale of other real estate owned recorded in the prior year period.

The $417,000 increase in noninterest income during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due primarily to a $364,000 increase in other noninterest income and an $80,000 increase in gains on the sale of loans. The increase in other noninterest income is primarily related to a $262,000 increase in value of the deferred compensation plan assets and an increase of $97,000 in the gain on the sale of other real estate owned.

Noninterest Expense. The following table shows the components of noninterest expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$1,658	$1,853	$2,986	$3,435
Occupancy and equipment	315	347	644	757
Federal deposit insurance premiums	134	86	279	171
Data processing expense	96	110	198	222
Professional fees	197	142	376	270
Other	615	518	1,365	1,096
Total	$3,015	$3,056	$5,848	$5,951

The $41,000 decrease in noninterest expense during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to a $195,000 decrease in compensation and employee benefits, a $32,000 decrease in occupancy and equipment and a $14,000 decrease in data processing expense, partially offset by a $97,000 increase in other expense, a $55,000 increase in professional fees and a $48,000 increase in federal deposit insurance premiums. The decrease in compensation and employee benefits was the result of changes in staffing and employee benefits, a revised compensation arrangement with our retail mortgage banking group and the closing of an underperforming branch in the second quarter of 2014. The $32,000 decrease in occupancy and equipment was the result of the closing of an underperforming branch in the second quarter of 2014 and the continued efforts to control and eliminate operating expenses. The increase in other expense was primarily related to an increase of $57,000 in the expense related to the amortization of the FDIC indemnification assets and a $22,000 increase in the liability associated with the deferred compensation plan. The increase of $55,000 in professional fees was the result of costs of complying with the Formal Agreement with the OCC. The increase of $48,000 in federal deposit insurance premiums was the result of higher premiums related to the Formal Agreement between the Bank and the OCC.

The $103,000 decrease in noninterest expense during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to a $449,000 decrease in compensation and employee benefits, a $113,000 decrease in occupancy and equipment and a $24,000 decrease in data processing expense, partially offset by a $269,000 increase in other noninterest expense, a $108,000 increase in federal deposit insurance premiums and a $106,000 increase in professional fees. The decrease in compensation and employee benefits was the result of changes in staffing and employee benefits, a revised compensation arrangement with our retail mortgage banking group and the closing of an underperforming branch in the second quarter of 2014. The $113,000 decrease in occupancy and equipment was the result of the closing of an underperforming branch in the second quarter of 2014 and the continued efforts to control and eliminate operating expenses. The increase in other expense was primarily related to a $262,000 increase in the liability associated with the deferred compensation plan. The increase of $108,000 in federal deposit insurance premiums was the result of higher premiums related to the Formal Agreement between the Bank and the OCC. The increase of $106,000 in professional fees was the result of costs of complying with the Formal Agreement with the OCC.

Income Taxes. We recorded a tax benefit of $48,000 for the three months ended June 30, 2015 as compared to tax expense of $29,000 during the three months ended June 30, 2014. The decrease of the tax expense resulted from the decrease in our taxable operating profits.

We recorded tax expense of $29,000 for the six months ended June 30, 2015 as compared to a tax benefit of $13,000 during the six months ended June 30, 2014. The increase in the tax expense resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $27.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $10.2 million at June 30, 2015. In addition, at June 30, 2015 we had the ability to borrow a total of approximately $132.3 million from the FHLB of Pittsburgh. On June 30, 2015, we had $56.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At June 30, 2015, we had $3.3 million in mortgage loan commitments outstanding and $4.7 million in unused lines of credit. Time deposits due within one year of June 30, 2015 totaled $35.8 million, or 33.1% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, we exceeded all of our regulatory capital requirements.

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

For six months ended June 30, 2015 and the year ended December 31, 2014 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may be party to various legal proceedings incident to our business. For a description of legal proceedings, refer to Note 9 to the accompanying unaudited condensed consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. At June 30, 2015 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Incorporation of Polonia Bancorp, Inc.(1)
3.2	Bylaws of Polonia Bancorp, Inc.(2)
4.0	Stock Certificate of Polonia Bancorp, Inc.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.0	Section 1350 Certification

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

POLONIA BANCORP, INC.

Date: August 14, 2015	By:	/s/ Joseph T. Svetik
Joseph T. Svetik
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2015	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

