Form 10-Q
period 2015-09-30
Polonia Bancorp Inc
filed 2015-11-16
CIK 1528610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes   ☐    No ☒

As of November 16, 2015, there were 3,349,710 shares of the registrant’s common stock outstanding.

POLONIA BANCORP, INC.
Table of Contents

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$2,446,343	$1,624,482
Interest-bearing deposits with other institutions	40,746,338	10,549,748
Cash and cash equivalents	43,192,681	12,174,230

Investment securities available for sale	45,591,268	11,711,533
Investment securities held to maturity (fair value of $46,193,447)	-	44,741,534
Loans held for sale	3,094,540	4,221,438
Loans receivable	166,458,638	199,094,306
Covered loans	13,313,334	14,457,364
Total loans	179,771,972	213,551,670
Less: allowance for loan losses	1,360,930	1,415,983
Net loans	178,411,042	212,135,687
Accrued interest receivable	672,362	788,684
Federal Home Loan Bank stock	3,668,000	3,843,500
Premises and equipment, net	4,055,998	4,257,726
Bank-owned life insurance	4,261,366	4,268,181
FDIC indemnification asset	698,538	1,417,355
Other assets	3,066,180	8,197,043
TOTAL ASSETS	$286,711,975	$307,756,911

LIABILITIES
Deposits	$185,796,935	$199,553,997
FHLB advances – long term	56,000,000	59,000,000
Advances by borrowers for taxes and insurance	544,038	1,208,824
Accrued interest payable	174,781	143,798
Other liabilities	4,244,381	9,027,309
TOTAL LIABILITIES	246,760,135	268,933,928

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,335,837 and 3,334,130 shares issued)	33,358	33,341
Additional paid-in-capital	25,421,144	25,219,224
Retained earnings	15,203,064	14,870,920
Unallocated shares held by Employee Stock Ownership Plan “ESOP” (167,067 and 181,415 shares)	(1,395,782)	(1,517,302)
Accumulated other comprehensive income	690,056	216,800
TOTAL STOCKHOLDERS’ EQUITY	39,951,840	38,822,983
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,711,975	$307,756,911

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans receivable	$2,196,624	$2,409,186	$6,582,498	$7,098,855
Investment securities	299,748	394,850	1,001,335	1,264,225
Other interest and dividend income	54,720	38,558	255,862	134,533
Total interest and dividend income	2,551,092	2,842,594	7,839,695	8,497,613

INTEREST EXPENSE
Deposits	421,284	428,338	1,276,493	1,272,699
FHLB advances – long term	362,574	376,067	1,098,045	1,115,938
Advances by borrowers for taxes and insurance	859	731	2,550	2,592
Total interest expense	784,717	805,136	2,377,088	2,391,229

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,766,375	2,037,458	5,462,607	6,106,384
Provision for loan losses	-	50,000	73,150	99,158

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,766,375	1,987,458	5,389,457	6,007,226

NONINTEREST INCOME
Service fees on deposit accounts	26,630	24,508	80,001	88,142
Earnings on bank-owned life insurance	(2,580)	1,180	(6,815)	4,988
Investment securities gains, net	560,367	-	560,367	-
Gain on sale of loans, net	998,281	1,457,966	2,687,925	3,067,882
Rental income	67,383	65,775	197,927	205,456
Other	62,320	8,608	473,537	55,445
Total noninterest income	1,712,401	1,558,037	3,992,942	3,421,913

NONINTEREST EXPENSE
Compensation and employee benefits	1,600,442	2,112,169	4,586,672	5,547,628
Occupancy and equipment	349,619	352,525	993,365	1,109,026
Federal deposit insurance premiums	132,842	80,322	412,402	251,038
Data processing expense	108,711	105,458	306,778	327,075
Professional fees	201,885	173,136	577,541	443,260
Other	573,043	538,841	1,937,768	1,634,946
Total noninterest expense	2,966,542	3,362,451	8,814,526	9,312,973

Income before income tax expense	512,234	183,044	567,873	116,166
Income tax expense	206,837	80,858	235,729	68,120

NET INCOME	$305,397	$102,186	$332,144	$48,046

EARNINGS PER SHARE - Basic	$0.10	$0.03	$0.11	$0.02
EARNINGS PER SHARE - Diluted	$0.10	$0.03	$0.10	$0.01

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$305,397	$102,186	$332,144	$48,046

Changes in net unrealized gain (loss) on investment securities available for sale	1,318,264	(31,126)	1,277,422	(27,980)

Tax effect	(448,210)	10,583	(434,324)	9,513

Reclassification adjustment for gains on sale of investment securities included in net income	(560,367)	-	(560,367)	-

Tax effect	190,525	-	190,525	-

Total other comprehensive income (loss)	500,212	(20,543)	473,256	(18,467)

Total comprehensive income	$805,609	$81,643	$805,400	$29,579

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In-	Retained	Unallocated Shared Held	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	by ESOP	Income	Total
Balance, December 31, 2014	3,334,130	$33,341	$25,219,224	$14,870,920	$(1,517,302)	$216,800	$38,822,983

Net income				332,144			332,144
Other comprehensive income, net						473,256	473,256
Stock options compensation expense			63,827				63,827
Allocation of unearned ESOP shares			53,178		121,520		174,698
Allocation of unearned RSP shares			67,435				67,435
Exercise of Option shares	1,707	17	17,480				17,497

Balance, September 30, 2015	3,335,837	$33,358	$25,421,144	$15,203,064	$(1,395,782)	$690,056	$39,951,840

See accompanying notes to the unaudited consolidated financial statements.

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$332,144	$48,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	73,150	99,158
Depreciation, amortization, and accretion	818,944	904,746
Investment securities, gains	(560,367)	-
Proceeds from sale of loans held for sale	51,880,887	61,311,455
Net gain on sale of loans held for sale	(2,445,559)	(3,067,882)
Origination of loans held for sale	(48,308,430)	(57,156,870)
Net gain on sale of loans held for investment	(242,366)	-
Gain (loss) on the sale of other real estate owned	(72,469)	96,626
Earnings on bank-owned life insurance	6,815	(4,988)
Deferred federal income taxes	(929,980)	(180,454)
Increase (decrease) in accrued interest receivable	116,322	(11,964)
Increase in accrued interest payable	30,983	37,680
Compensation expense for stock options, ESOP and restricted stock	305,960	275,759
Other, net	779,089	119,833
Net cash provided by operating activities	1,785,123	2,471,145

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	3,609,768	3,318,091
Purchases	(4,700,000)	-
Proceeds from sales	8,616,069	-
Investment securities held to maturity:
Proceeds from principal repayments and maturities	4,569,283	5,985,774
Purchases	-	(1,383,038)
Proceeds from sale of loans	26,366,649	-
Decrease (increase) in loans receivable, net	6,396,095	(11,438,035)
Decrease in covered loans	1,195,825	1,012,013
Purchases of Federal Home Loan Bank stock	(65,900)	(471,700)
Redemptions of Federal Home Loan Bank stock	241,400	27,900
Proceeds from the sale of other real estate owned	349,637	470,276
Payments received from FDIC under loss share agreement	122,270	169,171
Purchase of premises and equipment	(63,417)	(100,229)
Net cash provided by (used for) investing activities	46,637,679	(2,409,777)

FINANCING ACTIVITIES
Decrease in deposits, net	(13,757,062)	(5,640,424)
Repayments on FHLB advances long-term	(3,000,000)	-
Decrease in advances by borrowers for taxes and insurance, net	(664,786)	(662,671)
Exercised options	17,497	-
Repurchase of stock	-	(1,790,526)
Net cash used for financing activities	(17,404,351)	(8,093,621)
Increase (decrease) in cash and cash equivalents	31,018,451	(8,032,253)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,174,230	15,764,320
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,192,681	$7,732,067

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$2,346,105	$2,353,549
Income taxes	455,000	500,000
Noncash items:
Loans transferred to other real estate owned	-	525,422
Transfer from premises and equipment to other real estate owned	-	213,805
Transfer of investment securities held to maturity to available for sale	40,103,961	-

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2014 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). For additional information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income:	$305,397	$102,186	$332,144	$48,046

Weighted average number of shares issued	3,335,012	3,375,116	3,334,427	3,432,261
Less weighted average number of unearned ESOP shares	(168,730)	(187,858)	(173,466)	(192,594)
Less weighted average number of nonvested restricted stock awards	(19,473)	(52,293)	(27,774)	(55,335)
Weighted average shares outstanding basic	3,146,809	3,134,965	3,133,187	3,184,332
Dilutive effect of nonvested stock	-	-	-	-
Dilutive effect of stock options	52,642	32,446	52,349	28,262
Weighted average shares outstanding diluted	3,199,451	3,167,411	3,185,536	3,212,594
Earnings per share:
Basic	$0.10	$0.03	$0.11	$0.02
Diluted	0.10	0.03	0.10	0.01

At September 30, 2015 there were 15,255 shares of restricted stock outstanding at a grant date fair value of $10.25 per share and options to purchase 134,880 shares of common stock ranging from a price of $10.25 per share to a price of $13.25 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Options to purchase 145,124 shares of common stock at a price of $10.25 per share as of September 30, 2014, as well as 51,224 shares of restricted stock at a price of $10.25 per share as of September 30, 2014, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

3.	Investment Securities

The amortized cost, gross unrealized gains and losses, fair value of investment securities available for sale and held to maturity are summarized as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$23,437,486	$822,498	$(13,258)	$24,246,726
Freddie Mac	8,546,518	120,229	(55,715)	8,611,032
Government National Mortgage Association	414,898	54,403	(7)	469,294
Collateralized mortgage obligations-government sponsored entities	859,409	29,012	(13,863)	874,558
Total mortgage-backed securities	33,258,311	1,026,142	(82,843)	34,201,610
Corporate securities	10,787,962	108,202	(5,406)	10,890,758
Municipal securities	499,455	-	(555)	498,900

Total	$44,545,728	$1,134,344	$(88,804)	$45,591,268

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
Mortgage-backed securities:
Fannie Mae	$1,445,913	$94,904	$-	$1,540,817
Freddie Mac	39,424	1,991	-	41,415
Government National Mortgage Association	469,373	58,936	-	528,309
Collateralized mortgage obligations-government sponsored entities	1,135,489	29,125	(13,241)	1,151,373
Total mortgage-backed securities	3,090,199	184,956	(13,241)	3,261,914
Corporate securities	8,292,849	159,204	(2,434)	8,449,619

Total	$11,383,048	$344,160	$(15,675)	$11,711,533

Held to Maturity
Mortgage-backed securities:
Fannie Mae	$33,121,331	$1,378,136	$(61,305)	$34,438,162
Freddie Mac	11,620,203	247,896	(112,814)	11,755,285
Total mortgage-backed securities	$44,741,534	$1,626,032	$(174,119)	$46,193,447

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	September 30, 2015
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$3,948,906	$(13,258)	$-	$-	$3,948,906	$(13,258)
Freddie Mac	-	-	4,732,289	(55,715)	4,732,289	(55,715)
Government National Mortgage Association	1,356	(7)	-	-	1,356	(7)
Collateralized mortgage obligations-government sponsored entities	372,478	(13,458)	5,446	(405)	377,924	(13,863)
Total mortgage-backed Securities	4,322,740	(26,723)	4,737,735	(56,120)	9,060,475	(82,843)
Corporate securities	4,196,008	(5,231)	499,825	(175)	4,695,833	(5,406)
Municipal securities	498,900	(555)	-	-	498,900	(555)

Total	$9,017,648	$(32,509)	$5,237,560	$(56,295)	$14,255,208	$(88,804)

	December 31, 2014
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,153,455	$(61,305)	$7,153,455	$(61,305)
Freddie Mac	1,946,251	(3,284)	5,210,889	(109,530)	7,157,140	(112,814)
Collateralized mortgage obligations-government sponsored entities	220,486	(4,339)	239,587	(8,902)	460,073	(13,241)
Total mortgage-backed Securities	2,166,737	(7,623)	12,603,931	(179,737)	14,770,668	(187,360)
Corporate securities	1,752,260	(519)	498,085	(1,915)	2,250,345	(2,434)

Total	$3,918,997	$(8,142)	$13,102,016	$(181,652)	$17,021,013	$(189,794)

The Company reviews its position quarterly and has determined that at September 30, 2015, the declines outlined in the above table represent temporary declines and the Company does not intend to sell these securities and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 22 positions that were temporarily impaired at September 30, 2015. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, general monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value

Due within one year	$4,778,222	$4,792,080
Due after one year through five years	7,697,247	7,813,849
Due after five years through ten years	4,846,976	4,998,298
Due after ten years	27,223,283	27,987,041

Total	$44,545,728	$45,591,268

On August 1, 2015 the Company transferred all of its held-to-maturity investment securities, which consisted of $40.1 million in MBS securities, to available-for sale. The purpose of this transfer was to provide additional liquidity and to provide the ability to reduce exposure to interest rate risk through the sale of longer term securities. Subsequently, the Company sold 3 securities which were longer term in maturity to provide additional liquidity and to reduce exposure to interest rate risk.

For the three and nine month periods ended September 30, 2015 the Company realized gross gains of $560,367 and proceeds from the sale of investment securities of $8,616,069. The Company had no sales of investment securities for the three and nine month periods ended September 30, 2014.

4.	Loans Receivable

Loans receivable consist of the following:

	September 30,	December 31,
	2015	2014
Mortgage Loans:
One-to-four family	$148,919,204	$178,214,260
Multi-family and commercial real estate	10,797,136	14,840,883
	159,716,340	193,055,143

Commercial loans	8,398	-
Home equity loans	2,906,878	2,040,458
Home equity lines of credit (“HELOCs”)	1,915,807	1,521,341
Education loans	1,279,337	1,557,801
Other consumer loans	4,248	1,373
Non-covered consumer loans purchased	511,087	639,092
Covered loans	13,313,334	14,457,364
	179,655,429	213,272,572
Less:
Net deferred loan costs	(116,543)	(279,098)
Allowance for loan losses	1,360,930	1,415,983

Total	$178,411,042	$212,135,687

The components of covered loans by portfolio class as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Mortgage loans:
One-to-four family	$7,633,186	$7,846,156
Multi-family and commercial real estate	5,648,355	6,438,651
	13,281,541	14,284,807
Commercial	31,793	172,557
Total Loans	$13,313,334	$14,457,364

The carrying value of loans acquired and accounted for in accordance with ASC 310-30 was determined by projecting discounted contractual cash flows.

The outstanding balance, including interest, and carrying values of loans acquired were as follows:

	September 30, 2015		December 31, 2014
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	With Specific	Evidence of	With Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$761,570	$20,310,338	$807,613	$22,933,822

Carrying amount, net of allowance	$476,210	$13,348,211	$481,271	$14,615,185

During the nine months ended September 30, 2015 and 2014, respectively, the Company did not record a provision or charge-off for increases in the expected losses for acquired loans with specific evidence of deterioration in credit quality.

Changes in the accretable yield for acquired loans were as follows for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$6,687,649	$6,837,677
Reclassifications and other	(211,808)	(30,388)
Accretion	(231,980)	(264,055)
Balance at end of period	$6,243,861	$6,543,234

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$6,381,792	$7,791,222
Reclassifications and other	581,414	(430,517)
Accretion	(719,345)	(817,471)
Balance at end of period	$6,243,861	$6,543,234

The $231,980 and $264,055 recognized as accretion represents the interest income earned on acquired loans for the three months ended September 30, 2015 and 2014, respectively and $719,345 and $817,471 for the nine months ended September 30, 2015 and 2014, respectively. Included in reclassifications and other for loans acquired without specific evidence of deterioration in credit quality was $(41,949) and $111,912 of reclassifications from non-accretable discounts to accretable discounts for the three months ended September 30, 2015 and 2014, respectively and $1,092,535 and $334,120 for the nine months ended September 30, 2015 and 2014, respectively. The remaining $(169,859) and $(142,300) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments for the three months ended September 30, 2015 and 2014, respectively and $(511,121) and $(744,637) for the nine months ended September 30, 2015 and 2014, respectively.

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

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at September 30, 2015.

The following table summarizes changes in the allowance for loan losses:

	Allowance for Loan Losses For the Three and Nine Months Ended September 30, 2015 and 2014
	One-to- Four Family Real Estate	Multi-Family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Three Months Ended September 30, 2015
Allowance for Loan Losses:
Balance at beginning of period	$889,405	$382,781	$14	$10,881	$13,926	$5,830	$58,093	$1,360,930
Provision (credit) for loan losses	(58,883)	(26,714)	7	55	(643)	1,014	85,164	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	-	-	-	-	-	-	-	-
Balance at end of period	$830,522	$356,067	$21	$10,936	$13,283	$6,844	$143,257	$1,360,930

Three Months Ended September 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$878,447	$480,068	$-	$8,644	$7,917	$7,116	$-	$1,382,192
Provision (credit) for loan losses	1,655	33,902	-	(320)	2,095	(145)	12,813	50,000
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	-	-	-	-	-	-	-	-
Balance at end of period	$880,102	$513,970	$-	$8,324	$10,012	$6,971	$12,813	$1,432,192

Nine Months Ended September 30, 2015
Allowance for Loan Losses:
Balance at beginning of period	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983
Provision (credit) for loan losses	(4,028)	(71,569)	21	3,346	2,684	73	142,623	73,150
Charge-offs	(128,424)	-	-	-	-	-	-	(128,424)
Recoveries	221	-	-	-	-	-	-	221
Net (charge-offs) recoveries	(128,203)	-	-	-	-	-	-	(128,203)
Balance at end of period	$830,522	$356,067	$21	$10,936	$13,283	$6,844	$143,257	$1,360,930

Nine Months Ended September 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013
Provision (credit) for loan losses	16,490	69,061	-	3,594	7,090	(887)	3,810	99,158
Charge-offs	(44,979)	-	-	-	-	-	-	(44,979)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(44,979)	-	-	-	-	-	-	(44,979)
Balance at end of period	$880,102	$513,970	$-	$8,324	$10,012	$6,971	$12,813	$1,432,192

The decrease in the allowance for loan losses related to the one-to-four family real estate and commercial real estate loan portfolio is related to the decrease in the balance of loans and the adjustment of qualitative factors.

The following tables present the allowance for credit losses and recorded investments in loans by category:

	At September 30, 2015
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$830,522	$356,067	$21	$10,936	$13,283	$6,844	$143,257	$1,360,930

Ending balance: individually evaluated for impairment	$3,104	$-	$-	$-	$-	$-	$-	$3,104

Ending balance: collectively evaluated for impairment	$827,418	$356,067	$21	$10,936	$13,283	$6,844	$143,257	$1,357,826

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$156,552,390	$16,445,491	$40,191	$2,906,878	$1,915,807	$1,794,672	$-	$179,655,429

Ending balance: individually evaluated for impairment	$2,574,817	$611,410	$-	$54,104	$-	$-	$-	$3,240,331

Ending balance: collectively evaluated for impairment	$146,344,387	$10,185,726	$8,398	$2,852,774	$1,915,807	$1,283,585	$-	$162,590,677

Ending balance: loans acquired with deteriorated credit quality	$7,633,186	$5,648,355	$31,793	$-	$-	$511,087	$-	$13,824,421

	At December 31, 2014
	One-to- Four Family Real Estate	Multi-family and Commercial Real Estate	Commercial	Home Equity	HELOCs	Education and Other Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983

Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870

Ending balance: collectively evaluated for impairment	$951,883	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,405,113

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$186,060,416	$21,279,534	$172,557	$2,040,458	$1,521,341	$2,198,266	$-	$213,272,572

Ending balance: individually evaluated for impairment	$2,567,633	$632,717	$-	$60,475	$-	$-	$-	$3,260,825

Ending balance: collectively evaluated for impairment	$175,646,627	$14,208,166	$-	$1,979,983	$1,521,341	$1,559,174	$-	$194,915,291

Ending balance: loans acquired with deteriorated credit quality	$7,846,156	$6,438,651	$172,557	$-	$-	$639,092	$-	$15,096,456

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at September 30, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Doubtful – loans classified as Doubtful have all the weaknesses inherent in a Substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances. Loans in the Doubtful category have all the weaknesses inherent in one classified as Substandard with the added characteristic that the weakness make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – loans classified as a Loss are considered uncollectible, or of such value that continuance as an asset is not warranted. Loans in the Loss category are considered uncollectable and of little value that their continuance as bankable assets is not warranted.

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of September 30, 2015 and December 31, 2014.

	September 30,		December 31,
	2015		2014
	Multi-Family		Multi-Family
	and		and
	Commercial		Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$13,013,925	$40,191	$18,228,956	$172,557
Special Mention	2,117,574	-	1,699,786	-
Substandard	1,313,992	-	1,350,792	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$16,445,491	$40,191	$21,279,534	$172,557

Multi-family and commercial real estate and commercial loans are categorized by risk classification as of September 30, 2015 and December 31, 2014. For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

The following table presents recorded investment in the loan classes based on payment activity as of September 30, 2015 and December 31, 2014:

	At September 30, 2015
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$154,010,388	$2,852,774	$1,915,807	$1,115,666	$444,964
Nonperforming	2,542,002	54,104	-	167,919	66,123
Total	$156,552,390	$2,906,878	$1,915,807	$1,283,585	$511,087

	At December 31, 2014
	One-to- Four Family Real Estate	Home Equity	HELOCs	Education and Other Consumer	Non-covered Consumer Loans Purchased
Performing	$183,988,450	$1,979,983	$1,521,341	$1,465,276	$639,092
Nonperforming	2,071,966	60,475	-	93,898	-
Total	$186,060,416	$2,040,458	$1,521,341	$1,559,174	$639,092

The following table presents an aging analysis of the recorded investment of past-due loans.

	At September 30, 2015
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$483,874	$-	$2,335,198	$2,819,072	$153,733,318	$156,552,390	$-
Multi-family and commercial real estate	97,165	-	148,032	245,197	16,200,294	16,445,491	-
Commercial	-	-	-	-	40,191	40,191	-
Home equity	-	-	-	-	2,906,878	2,906,878	-
HELOCs	-	-	-	-	1,915,807	1,915,807	-
Education and other consumer	20,014	1,204	167,919	189,137	1,094,448	1,283,585	-
Non-covered consumer loans purchased	-	-	66,123	66,123	444,964	511,087	-
Total	$601,053	$1,204	$2,717,272	$3,319,529	$176,335,900	$179,655,429	$-

	At December 31, 2014
							Recorded
						Total	Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Loans Receivable	90 Days and Accruing
One-to-four family real estate	$58,481	$1,034,424	$1,798,213	$2,891,118	$183,169,298	$186,060,416	$-
Multi-family and commercial real estate	86,027	-	431,817	517,844	20,761,690	21,279,534	-
Commercial	-	-	-	-	172,557	172,557	-
Home equity	60,475	-	-	60,475	1,979,983	2,040,458	-
HELOCs	-	-	-	-	1,521,341	1,521,341	-
Education and other consumer	29,265	1,497	93,898	124,660	1,434,514	1,559,174	-
Non-covered consumer loans purchased	78,650	14,676	-	93,326	545,766	639,092	-
Total	$312,898	$1,050,597	$2,323,928	$3,687,423	$209,585,149	$213,272,572	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans on nonaccrual status as of September 30, 2015 and December 31, 2014. The balances are presented by class of loans.

	September 30, 2015	December 31, 2014
One-to-four family mortgage	$2,542,002	$2,071,966
Multi-family and commercial real estate	222,653	517,844
Home Equity	54,104	60,475
Education and other consumer	167,919	93,898
Non-covered consumer loans purchased	66,123	-
Total	$3,052,801	$2,744,183

Interest income on loans would have been increased by approximately $21,403 and $46,931 during the three months ended September 30, 2015 and 2014 and $76,575 and $103,981 during the nine months ended September 30, 2015 and 2014, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable.

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,693,938	$3,307,794	$-
Multi-family and commercial real estate	932,649	1,087,332	-
Commercial	-	45,098	-
Home Equity	54,104	56,260	-
Consumer	66,123	66,123
With an allowance recorded:
One-to-four family real estate	$151,281	$155,010	$3,104

Total:
One-to-four family real estate	$2,845,219	$3,462,804	$3,104
Multi-family and commercial real estate	932,649	1,087,332	-
Commercial	-	45,098	-
Home Equity	54,104	56,260	-
Consumer	66,123	66,123	-

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to-four family real estate	$2,226,812	$2,823,616	$-
Multi-family and commercial real estate	1,239,500	1,544,656	-
Commercial	-	84,010	-
Home Equity	60,475	60,925	-
With an allowance recorded:
One-to-four family real estate	$675,473	$676,073	$10,870

Total:
One-to-four family real estate	$2,902,285	$3,499,689	$10,870
Multi-family and commercial real estate	1,239,500	1,544,656	-
Commercial	-	84,010	-
Home Equity	60,475	60,925	-

The following table represents the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Three Months Ended
	September 30,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,699,877	$2,393,476	$3,580	$3,851
Multi-family and commercial real estate	937,458	1,043,232	9,159	10,470
Commercial	-	-	535	1,043
Home Equity	54,755	-	-	-
Consumer	44,082	-	-	-
With an allowance recorded:
One-to-four family real estate	$152,001	$681,117	$1,158	$4,417
Multi-family and commercial real estate	-	-	-	-
Commercial	-	-	-	-
Home Equity	-	-	-	-
Consumer	-	-	-	-

Total:
One-to-four family real estate	$2,851,878	$3,074,593	$4,738	$8,268
Multi-family and commercial real estate	937,458	1,043,232	9,159	10,470
Commercial	-	-	535	1,043
Home Equity	54,755	-	-	-
Consumer	44,082	-	-	-

	Nine Months Ended
	September 30,
	2015	2014	2015	2014
	Average Recorded Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
With no related allowance recorded:
One-to-four family real estate	$2,817,493	$2,206,541	$10,804	$16,136
Multi-family and commercial real estate	1,071,290	1,087,035	27,692	34,471
Commercial	-	-	1,964	3,459
Home Equity	56,886	-	-	-
Consumer	14,694	-	-	-
With an allowance recorded:
One-to-four family real estate	$440,255	$684,537	$14,159	$14,681
Multi-family and commercial real estate	-	-	-	-
Commercial	-	-	-	-
Home Equity	-	-	-	-
Consumer	-	-	-	-

Total:
One-to-four family real estate	$3,257,748	$2,891,078	$24,963	$30,817
Multi-family and commercial real estate	1,071,290	1,087,035	27,692	34,471
Commercial	-	-	1,964	3,459
Home Equity	56,886	-	-	-
Consumer	14,694	-	-	-

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014 included with other assets are $182,000 and $490,000, respectively, of foreclosed assets. As of September 30, 2015, there were no consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2015, the Company has initiated formal foreclosure proceedings on $54,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

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

(In Thousands, Except Number of Contracts)	Nine Months Ended September 30,
	2015			2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
One-to-four family mortgage	-	$-	$-	1	$28,615	$28,615

There were no loan modifications that are considered troubled debt restructurings completed during the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015, there were no loans granted a term concession. For the nine months ended, September 30, 2014, one loan was granted a term concession.

There were no troubled debt restructurings modified within the past year that subsequently defaulted during the three and nine month periods ended September 30, 2015 and 2014.

6.	Indemnification Asset

Changes in the FDIC indemnification asset during the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	2015	2014
Balance at June 30	$1,057,286	$2,027,676
Cash payments received or receivable due from the FDIC	(122,270)	(35,181)
Increase in FDIC share of estimated losses	-	-
Net amortization	(236,478)	(162,333)

Balance at September 30	$698,538	$1,830,162

	2015	2014
Balance at December 31	$1,417,355	$2,515,287
Cash payments received or receivable due from the FDIC	(122,270)	(169,171)
Increase in FDIC share of estimated losses	-	-
Net amortization	(596,547)	(515,954)

Balance at September 30	$698,538	$1,830,162

7.	Deposits

Deposit accounts are summarized as follows for the periods ending September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%

Non-interest bearing demand	$4,836,669	2.60%	$6,482,695	3.25%
NOW accounts	13,450,312	7.24	13,562,430	6.80
Money market deposit	34,950,686	18.81	37,259,728	18.67
Savings	28,680,869	15.44	28,589,859	14.33
Time deposits	103,878,399	55.91	113,659,285	56.95
Total	$185,796,935	100.00%	$199,553,997	100.00%

8.	Life Insurance and Retirement Plan

The Company has a Supplemental Life Insurance Plan (“Plan”) for a former president and a former senior officer and a current senior officer of the Bank. The Plan requires the Bank to make annual payments to the beneficiaries upon their death. In connection with the Plan, the Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of those officers that currently have a death benefit of $11,975,329. The cash surrender value of these policies totaled $4,261,366 and $4,268,181 at September 30, 2015 and December 31, 2014, respectively. The Plan provides that death benefits totaling $6.0 million at September 30, 2015, will be paid to their beneficiaries in the event the officers should die.

Additionally, the Company has a Supplemental Retirement Plan (“SRP”) for the two former presidents and one former senior officer as well as one current senior officer of the Bank. At September 30, 2015 and December 31, 2014, $2,010,416 and $2,142,579, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $683,541 and $728,477, respectively, are recognized in the financial statements.

The deferred compensation for the two former presidents is to be paid for the remainder of their lives, commencing with the first year following the termination of employment after completion of required service. The first former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The second former president’s payment is based on 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index. The deferred compensation for a former and a current senior officer is to be paid at the rate of $50,000 per year for twenty years commencing five years after retirement or age 65, whichever comes first, following the termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income. The amount accrued was approximately $44,289 and $45,949 for the three months ended September 30, 2015 and 2014 and $126,673 and $134,962 for the nine months ended September 30, 2015 and 2014, respectively.

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$26,718	$17,152	$70,338	$48,570
Interest cost	17,571	28,797	56,335	86,392
Net periodic benefit cost	$44,289	$45,949	$126,673	$134,962

9.	Contingencies

On August 5, 2015, Lane Brennen, a former employee of the Bank, filed a complaint in state court naming the Bank, the Bank’s former chief executive officer, the Bank’s chief financial offer, the Bank’s former chief lending officer and an employee of the Bank as defendants (Lane Brennen v Polonia Bank et al., Philadelphia Court of Common Pleas, Case ID 150800526). The individual defendants may be entitled to indemnification from the Bank, for which there may be no insurance coverage. The complaint alleges claims for breach of his employment contract, violation of Pennsylvania’s Wage Payment and Collection Law, and for unlawful retaliation and demands an accounting. Mr. Brennan seeks compensation that he alleges is owed to him under the terms of his employment agreement, as well as other compensatory and punitive damages. Under the terms of Mr. Brennen’s employment agreement, he received a portion of the net income from the Bank’s FHA lending operations, which he managed. The Bank intends to vigorously defend against these claims. However, the defense may not be successful and insurance may not be available or adequate to fund any judgment, settlement or costs of defense of this action. The individual defendants may be entitled to indemnification from the Bank, for which there may be no insurance coverage.

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$34,201,610	$-	$34,201,610
Corporate Securities	-	10,890,758	-	10,890,758
Municipal Securities	-	498,900	-	498,900

Total	$-	$45,591,268	$-	$45,591,268

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Available for Sale
Mortgage-backed securities	$-	$3,261,914	$-	$3,261,914
Corporate Securities	-	8,449,619	-	8,449,619

Total	$-	$11,711,533	$-	$11,711,533

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$3,894,991	$3,894,991
Other real estate owned	-	-	182,360	182,360

	December 31, 2014
	Level I	Level II	Level III	Total

Assets:
Impaired loans	$-	$-	$4,191,390	$4,191,390
Other real estate owned	-	-	489,837	489,837

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

	September 30, 2015 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,921,016	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	7%
			Liquidation
			expenses (2)	0% to 6%	5%

	1,973,975	Discounted	Discount Rates	5% to 8%	7%
		cash flows

Other real estate owned	182,360	Appraisal of	Liquidation
		collateral (1), (3)	expenses (2)	6%	6%

	December 31, 2014 Quantitative Information About Level III Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average

Impaired loans	$1,624,037	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	9%
			Liquidation
			expenses (2)	0% to 6%	4%

	2,567,353	Discounted	Discount rates	5% to 8%	6%
		cash flows

Other real estate owned	489,837	Appraisal of	Liquidation
		collateral (1), (3)	expenses (2)	6%	6%

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

Impaired loans are reported at fair value utilizing Level 3 inputs. For these loans, a review of the collateral is conducted and an appropriate allowance for loan losses is allocated to the loan. At September 30, 2015, and December 31, 2014 impaired loans with a carrying value of $3,898,095 and $4,202,260 were reduced by specific valuation allowances totaling $3,104 and $10,870 resulting in a net fair value of $3,894,991 and $4,191,390 based on Level 3 inputs.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiplies derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2015 and December 31, 2014, all of the financial assets measured at fair value, on a recurring basis, utilized the market approach.

11.	Fair Value Disclosure

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at September 30, 2015
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$43,192,681	$43,192,681	$43,192,681	$-	$-
Investment securities
Available for sale	45,591,268	45,591,268	-	45,591,268	-
Loans held for sale	3,094,540	3,094,540	3,094,540	-	-
Net loans receivable	178,411,042	179,621,245	-	-	179,621,245
Accrued interest receivable	672,362	672,362	672,362	-	-
Federal Home Loan Bank stock	3,668,000	3,668,000	3,668,000	-	-
Bank-owned life insurance	4,261,366	4,261,366	4,261,366	-	-
FDIC indemnification asset	698,538	698,538	-	-	698,538

Financial liabilities:
Deposits	185,796,935	187,666,746	81,918,536	-	105,748,210
FHLB advance – long-term	56,000,000	58,290,400	-	-	58,290,400
Advances by borrowers for taxes and insurance	544,038	544,038	544,038	-	-
Accrued interest payable	174,781	174,781	174,781	-	-

	Fair Value Measurements at December 31, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$12,174,230	$12,174,230	$12,174,230	$-	$-
Investment securities
Available for sale	11,711,533	11,711,533	-	11,711,533	-
Held to maturity	44,741,534	46,193,447	-	46,193,447	-
Loans held for sale	4,221,438	4,221,438	4,221,438	-	-
Net loans receivable	212,135,687	213,022,071	-	-	213,022,071
Accrued interest receivable	788,684	788,684	788,684	-	-
Federal Home Loan Bank stock	3,843,500	3,843,500	3,843,500	-	-
Bank-owned life insurance	4,268,181	4,268,181	4,268,181	-	-
FDIC indemnification asset	1,417,355	1,417,355	-	-	1,417,355

Financial liabilities:
Deposits	199,553,997	201,952,208	85,894,712	-	116,057,496
FHLB advance – long-term	59,000,000	60,711,000	-	-	60,711,000
Advances by borrowers for taxes and insurance	1,208,824	1,208,824	1,208,824	-	-
Accrued interest payable	143,798	143,798	143,798	-	-

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

Under the agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses. The indemnification asset was originally recorded at fair value on the acquisition date (December 10, 2010) and at September 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $699,000 and $1.4 million, respectively.

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

12.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014 are as follows:

Accumulated Other Comprehensive Income (1)
Unrealized Gains (Losses) on Securities Available-for-Sale
Balance at June 30, 2014	$266,436

Other comprehensive loss before reclassifications	(20,543)

Amounts reclassified from accumulated other comprehensive income	-
Period change	(20,543)

Balance at September 30, 2014	$245,893

Balance at June 30, 2015	$189,844

Other comprehensive income before reclassifications	870,054

Amounts reclassified from accumulated other comprehensive income	(369,842)

Period change	500,212

Balance at September 30, 2015	$690,056

Accumulated Other Comprehensive Income (1)
Unrealized Gains (Losses) on Securities Available-for-Sale
Balance at December 31, 2013	$264,360

Other comprehensive loss before reclassifications	(18,467)

Amounts reclassified from accumulated other comprehensive income	-

Period change	(18,467)

Balance at September 30, 2014	$245,893

Balance at December 31, 2014	$216,800

Other comprehensive income before reclassifications	843,098

Amounts reclassified from accumulated other comprehensive income	(369,842)

Period change	473,256

Balance at September 30, 2015	$690,056

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined federal income tax rate at 34%.

There were no amounts reclassified from accumulated other comprehensive income for the three and nine month periods ended September 30, 2014.

	Amount Reclassified from Accumulated Other Comprehensive Income (2)
Details about Accumulated Other Comprehensive Income Components	For the Three Months September 30, 2015	For the Nine Months September 30, 2015	Affected Line Item in the Consolidated Statement of Income
Investment Securities Available for Sale (1):
Net Investment Securities Gains Reclassified into Securities	$560,367	560,367	Gain on Sale of Investment Securities, net
Related Income Tax Expense	(190,525)	(190,525)	Income Taxes
Total Reclassifications for the Period	$369,842	369,842	Net of Tax

(1) For Additional Details Related to Unrealized Gains on Investment Securities and Related Amounts Reclassified from Accumulated Other Comprehensive Income see Note 3, “Investment Securities.”

(2) Amounts in Parenthesis Indicate Debits.

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

Polonia Bank operates as a community-oriented financial institution offering a variety of deposit products as well as providing residential real estate loans, and to a lesser degree, multi-family and nonresidential real estate loans, home equity loans and consumer loans primarily to individuals, families and small businesses located in Bucks, Philadelphia and Montgomery Counties, Pennsylvania. The Bank operates from five full-service locations, including our main office in Huntingdon Valley, Pennsylvania and four branch offices in the city of Philadelphia.

Regulatory Matters

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

In addition, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank effective January 20, 2015. The IMCRs require the Bank to maintain a leverage ratio (equal to Tier 1 capital to average total consolidated assets) of at least 10.00% and a total capital ratio (equal to total capital to total risk-weighted assets) of at least 15.00%. Absent the IMCRs, the Bank must maintain a leverage ratio of at least 5.00% and a total capital ratio of at least 10.00% to be considered well-capitalized. At September 30, 2015, the Bank had a Tier 1 leverage ratio of 11.90% and a total risk-based capital ratio of 27.04%.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets at September 30, 2015 were $286.7 million, a decrease of $21.1 million from total assets of $307.8 million at December 31, 2014. The sale of 30-year, fixed-rate jumbo mortgage loans and the maturity and pay-down of securities resulted in a shift in our asset mix, as loans and investments decreased, cash and cash equivalents increased pending reinvestment into higher yielding assets. Deposits declined due to competitive conditions, as we allowed some deposit run-off to manage our liquidity needs. The decrease in liabilities was primarily due to a $13.8 million decrease in deposits. Total stockholders’ equity at September 30, 2015 increased to $40.0 million as compared to $38.8 million at December 31, 2014.

Cash and cash equivalents increased to $43.2 million from $12.2 million during the nine months ended September 30, 2015, primarily as the result of the sale of $26.4 million in loans held for investment and the sale of $8.1 million of investment securities available-for-sale.

Investment securities available-for-sale increased to $45.6 million from $11.7 million during the nine months ended September 30, 2015, an increase of $33.9 million, or 289.7%. The increase in investment securities available-for-sale was attributable to a transfer of $40.1 million of investment securities held-to-maturity and the purchase of $4.7 million in securities, partially offset by the sale of $8.1 million in securities, $1.8 million in maturities of corporate securities and $1.9 million in principal payments.

Investment securities held-to-maturity decreased to $0 from $44.7 million during the nine months ended September 30, 2015. The decrease in investment securities held-to-maturity was attributable to the transfer of $40.1 million of investment securities to available-for sale and $4.6 million in principal payments. The transfer of securities was undertaken as part of our strategy to mitigate interest rate risk.

Loans held for sale decreased to $3.1 million from $4.2 million during the nine months ended September 30, 2015, a decrease of $1.1 million, or 26.2%. The decrease in loans held for sale was the result of the normal fluctuation in loan activity associated with this type of business.

Total loans decreased $33.8 million, or 15.8%, to $179.8 million at June 30, 2015, compared to $213.6 million at December 31, 2014. The decrease in total loans was primarily the result of the sale of $26.4 million in 30-year, fixed-rate jumbo loans. The loan sale was undertaken as part of our strategy to mitigate interest rate risk.

Total deposits decreased to $185.8 million from $199.6 million during the nine months ended September 30, 2015, a decrease of $13.8 million, or 6.9%. The decrease of $13.8 million was primarily the result of a decrease in time deposits of $9.8 million and money market deposit accounts of $2.3 million. The decrease in time deposits was based on our loan demand and liquidity needs, as we opted not to match competitors’ rates.

Total FHLB advances decreased to $56.0 million from $59.0 million during the nine months ended September 30, 2015, a decrease of $3.0 million, or 5.1%. The decrease of $3.0 million was due to the maturity of an FHLB advance.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2015 and 2014

General. We recorded net income of $305,000 during the three months ended September 30, 2015 compared to net income of $102,000 during the three months ended September 30, 2014. The increase in net income for the three month period ended September 30, 2015 was primarily related to a decrease in noninterest expense, an increase in noninterest income and a decrease in provision for loan losses, partially offset by a decrease in net interest income and an increase in income tax expense.

We recorded net income of $332,000 during the nine months ended September 30, 2015 compared to net income of $48,000 during the nine months ended September 30, 2014. The increase in net income for the nine month period ended September 30, 2015 was primarily related to a decrease in noninterest expense, an increase in noninterest income and a decrease in provision for loan losses, partially offset by a decrease in net interest income and an increase in income tax expense.

Net Interest Income. The following table summarizes changes in interest income and expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Interest and dividend income:
Loans receivable	$2,196	$2,409	$6,583	$7,099
Investment securities	300	395	1,001	1,264
Other interest and dividend income	55	38	256	134
Total interest and dividend income	2,551	2,842	7,840	8,497
Interest Expense:
Deposits	421	428	1,276	1,273
FHLB advances – long-term	363	376	1,098	1,116
Advances by borrowers for taxes and insurance	1	1	3	2
Total interest expense	785	805	2,377	2,391
Net interest income	$1,766	$2,037	$5,463	$6,106

The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$194,412	4.42%	$214,707	4.39%	$197,875	4.39%	$208,384	4.49%
Investment securities	47,787	2.46	60,416	2.56	51,598	2.56	63,528	2.62
Other interest-earning assets	34,919	0.62	9,387	1.61	32,206	1.06	13,806	1.30
Total interest-earning assets	377,118	3.65%	284,510	3.96%	281,679	3.72%	285,718	3.98%
Noninterest-earning assets:	15,269		15,905		16,544		16,470
Allowance for Loan Losses	(1,361)		(1,416)		(1,371)		(1,389)
Total assets	$291,026		$298,999		$296,852		$300,799

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,752	0.14%	$15,679	0.18%	$13,532	0.16%	$15,558	0.17%
Money Market Deposits	35,249	0.37	34,485	0.37	35,821	0.37	34,810	0.36
Savings accounts	28,541	0.15	31,031	0.24	28,373	0.15	30,920	0.25
Time deposits	106,699	1.38	110,431	1.33	109,905	1.37	111,209	1.32
Total interest-bearing deposits	184,241	0.91%	191,626	0.89%	187,631	0.91%	192,497	0.88%
FHLB advances – long-term	56,000	2.57	59,000	2.53	57,659	2.55	59,000	2.53
Advances by borrowers for taxes and insurance	1,193	0.33	929	0.43	1,176	0.34	1,130	0.24
Total interest-bearing liabilities	241,434	1.29%	251,555	1.27%	246,466	1.29%	252,627	1.27%
Noninterest-bearing liabilities:	10,089		8,030		11,120		8,393
Total liabilities	251,523		259,585		257,586		261,020
Retained earnings	39,503		39,414		39,266		39,779
Total liabilities and retained earnings	$291,026		$298,999		$296,852		$300,799

Interest rate spread		2.36%		2.69%		2.43%		2.71%
Net yield on interest-earning assets		2.53%		2.84%		2.59%		2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities		114.78%		113.10%		114.29%		113.10%

Net Interest Income. Net interest income for the three months ended September 30, 2015 decreased $271,000 from the same period last year. Our net interest rate spread decreased to 2.36% for the three months ended September 30, 2015 from 2.69% for the same period last year. The primary reason for the decrease in net interest income for the three month period was due to lower interest income, which was partially offset by lower interest expense. Interest income declined due to a lower average balance of loans and investment securities, a lower yield earned on other interest-earning assets, a lower average yield earned on investment securities, partially offset by a higher average balance of other interest-earning assets and a higher average yield earned on loans. Interest expense declined due to a lower average balance of deposits, partially offset by a higher average rate paid on deposits. The decrease in the average balance of loans was primarily a result of the sale of $26.4 million in loans.

Net interest income for the nine months ended September 30, 2015 decreased $643,000 from the same period last year. Our net interest rate spread decreased to 2.43% for the nine months ended September 30, 2015 from 2.71% for the same period last year. The primary reason for the decrease in net interest income for the three month period was due to lower interest income, which was partially offset by lower interest expense. Interest income declined due to a lower average balance of loans and investment securities, a lower yield earned on loans and other interest-earning assets, a lower average yield earned on investment securities, partially offset by a higher average balance of other interest-earning assets. Interest expense declined due to a lower average balance of deposits, partially offset by a higher average rate paid on deposits. The decrease in the average balance of loans was primarily a result of the sale of $26.4 million in loans.

Provision for Loan Losses. There was no provision for loan losses recorded during the three months ended September 30, 2015 as compared to $50,000 for the three months ended September 30, 2014. The provisions reflect management’s assessment of lending activities, changes in the loan portfolio, increased nonperforming loans, levels of current delinquencies and current economic conditions. There were no loan charge-offs during the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 we recorded a provision for loan losses of $73,000 as compared to $99,000 for the nine months ended September 30, 2015. The provisions reflect management’s assessment of lending activities, changes in the loan portfolio, increased nonperforming loans, levels of current delinquencies and current economic conditions. There were loan charge-offs of $128,000 during the nine months ended September 30, 2015 as compared to loan charge-offs of $45,000 during the nine months ended September 30, 2014.

Noninterest Income. The following table shows the components of noninterest income for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Service fees on deposit accounts	$27	$24	$80	$88
Earnings on bank-owned life insurance	(2)	1	(7)	5
Investment securities losses, net	560	-	560	-
Gain on sale of loans, net	998	1,458	2,688	3,068
Rental Income	67	66	198	206
Other	62	9	474	55
Total	$1,712	$1,558	$3,993	$3,422

The $154,000 increase in noninterest income during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a $560,000 increase in the gain on the sale of investment securities and a $53,000 increase in other noninterest income, partially offset by a $460,000 decrease in the gain of the sale of loans. The decrease in the gain on the sale of loans was due primarily to lower sales volume during the quarter.

The $571,000 increase in noninterest income during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due primarily to a $560,000 increase in the gain on the sale of investment securities and a $419,000 increase in other noninterest income. The increase in other noninterest income is primarily related to a $278,000 increase in value of the deferred compensation plan assets and an increase of $169,000 in the gain on the sale of other real estate owned. Partially offsetting the increase in noninterest income was a $380,000 decrease in the gain on the sale of loans, a $12,000 decrease in the earnings on bank-owned life insurance, an $8,000 decrease in service fees on deposit accounts and a $8,000 decrease in rental income. The decrease in the gain on the sale of loans was due primarily to lower sales volume during the period.

Noninterest Expense. The following table shows the components of noninterest expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Compensation and employee benefits	$1,600	$2,112	$4,587	$5,548
Occupancy and equipment	350	353	993	1,109
Federal deposit insurance premiums	133	80	412	251
Data processing expense	109	105	307	327
Professional fees	202	173	578	443
Other	573	539	1,938	1,635
Total	$2,967	$3,362	$8,815	$9,313

The $395,000 decrease in noninterest expense during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a $512,000 decrease in compensation and employee benefits, a $3,000 decrease in occupancy and equipment, partially offset by a $53,000 increase in federal deposit insurance premiums, a $34,000 increase in other expense, a $29,000 increase in professional fees and a $4,000 increase in data processing expense. The decrease in compensation and employee benefits was the result of changes in staffing and employee benefits and lower compensation for our retail mortgage banking group as a result of a lower volume of loan sales. The increase of $53,000 in federal deposit insurance premiums was the result of higher premiums related to the Formal Agreement between the Bank and the OCC. The increase in other expense was primarily related to an increase of $70,000 in the expense related to the amortization of the FDIC indemnification asset. The increase of $29,000 in professional fees was the result of costs of complying with the Formal Agreement with the OCC and costs related to ongoing litigation.

The $498,000 decrease in noninterest expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to a $961,000 decrease in compensation and employee benefits, a $116,000 decrease in occupancy and equipment and a $20,000 decrease in data processing expense, partially offset by a $303,000 increase in other noninterest expense, a $161,000 increase in federal deposit insurance premiums and a $135,000 increase in professional fees. The decrease in compensation and employee benefits was the result of changes in staffing and employee benefits and lower compensation for our retail mortgage banking group as a result of a lower volume of loan sales. The $116,000 decrease in occupancy and equipment was the result of the closing of an underperforming branch in the second quarter of 2014 and the continued efforts to control and eliminate operating expenses. The increase in other expense was primarily related to a $278,000 increase in the liability associated with the deferred compensation plan. The increase of $161,000 in federal deposit insurance premiums was the result of higher premiums related to the Formal Agreement between the Bank and the OCC. The increase of $135,000 in professional fees was the result of costs of complying with the Formal Agreement with the OCC and costs related to ongoing litigation.

Income Taxes. We recorded tax expense of $207,000 for the three months ended September 30, 2015 as compared to tax expense of $81,000 during the three months ended September 30, 2014. The increase in the tax expense resulted from the increase in our taxable operating profits.

We recorded tax expense of $236,000 for the nine months ended September 30, 2015 as compared to tax expense of $68,000 during the nine months ended September 30, 2014. The increase in the tax expense resulted from the increase in our taxable operating profits.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $43.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $45.6 million at September 30, 2015. In addition, at September 30, 2015 we had the ability to borrow a total of approximately $127.7 million from the FHLB of Pittsburgh. On September 30, 2015, we had $56.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At September 30, 2015, we had $591,000 in mortgage loan commitments outstanding and $4.4 million in unused lines of credit. Time deposits due within one year of September 30, 2015 totaled $38.8 million, or 37.3% of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings that we currently pay on the time deposits due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, we exceeded all of our regulatory capital requirements.

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

For nine months ended September 30, 2015 and the year ended December 31, 2014 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2015, Lane Brennen, a former employee of the Bank, filed a complaint in state court naming the Bank, the Bank’s former chief executive officer, the Bank’s chief financial offer, the Bank’s former chief lending officer and an employee of the Bank as defendants (Lane Brennen v Polonia Bank et al., Philadelphia Court of Common Pleas, Case ID 150800526). The individual defendants may be entitled to indemnification from the Bank, for which there may be no insurance coverage. The complaint alleges claims for breach of his employment contract, violation of Pennsylvania’s Wage Payment and Collection Law, and for unlawful retaliation and demands an accounting. Mr. Brennan seeks compensation that he alleges is owed to him under the terms of his employment agreement, as well as other compensatory and punitive damages. Under the terms of Mr. Brennen’s employment agreement, he received a portion of the net income from the Bank’s FHA lending operations, which he managed. The Bank intends to vigorously defend against these claims. However, the defense may not be successful and insurance may not be available or adequate to fund any judgment, settlement or costs of defense of this action. The individual defendants may be entitled to indemnification from the Bank, for which there may be no insurance coverage.

From time to time, we may be party to various legal proceedings incident to our business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. At September 30, 2015 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us to that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Polonia Bancorp, Inc.(1)
3.2	Bylaws of Polonia Bancorp, Inc.(2)
4.0	Stock Certificate of Polonia Bancorp, Inc.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal Financial Officer
32.0	Section 1350 Certification

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

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

POLONIA BANCORP, INC.

Date: November 16, 2015	By:	/s/ Joseph T. Svetik
Joseph T. Svetik
President and Chief Executive Officer
(principal executive officer)

Date: November 16, 2015	By:	/s/ Paul D. Rutkowski
Paul D. Rutkowski
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

