Form 10-K
period 2015-12-31
Polonia Bancorp Inc
filed 2016-04-06
CIK 1528610

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

At April 6, 2016, the Registrant had 3,348,827 shares of $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

On November 10, 2015, the Bank and the OCC entered into an amendment (the “Amendment”) to the Agreement. The Amendment relates to the findings of the OCC following its regularly scheduled examination of the Bank that began in the second quarter of 2015.

The Amendment provides, among other things, that within specified time frames, the Bank will:

•	Submit to the OCC a revised written compliance management program and, upon receipt of no supervisory objection, adopt and implement such program; and

•	Engage an independent consultant to review all loans originated by the Bank’s FHA department for the calendar years 2012, 2013 and 2014 to determine compliance with the Real Estate Settlement Procedures Act of 1974 and regulations thereunder; submit to the OCC the results of the consultant’s review and a remediation plan for resolving any violations found in such review; and, upon receipt of no supervisory objection, adopt and implement the remediation plan.

Articles II through X of the Agreement, which imposed substantive requirements on the Bank, remain in effect without modification. The Agreement and the Amendment and each of their provisions will remain in effect unless and until the provisions are amended, suspended, waived, or terminated in writing by the OCC.

As a result of entering into the Agreement, the Bank is deemed to be in “troubled condition” and is not considered an “eligible institution” under applicable regulations. As a result, the Bank remains ineligible for expedited processing of any applications that it might file and must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. In addition, the Bank is restricted from paying any capital distributions without prior approval of the OCC.

In addition, the OCC imposed individual minimum capital requirements (“IMCRs”) on the Bank effective January 20, 2015. The IMCRs require the Bank to maintain a leverage ratio (equal to Tier 1 capital to average total consolidated assets) of at least 10.00% and a total capital ratio (equal to total capital to total risk-weighted assets) of at least 15.00%. Absent the IMCRs, we must maintain a leverage ratio of at least 5.00% and a total capital ratio of at least 10.00% to be considered well-capitalized. At December 31, 2015, the Bank had a Tier 1 leverage ratio of 10.75% and a total risk-based capital ratio of 25.03%.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, the most recent date for which deposit market share information is available, we held less than 1% of the deposits in the Philadelphia metropolitan area. In addition, banks owned by large bank holding companies such as PNC Financial Services Group, Inc., Wells Fargo & Company, TD Bank and Citizens Financial Group, Inc. also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

During the past several years the origination of Federal Housing Administration (FHA) insured loan products loans has been a primary source of business for the Company. In 2015 the Company exited this line of business. FHA loans are made up to 96.5% of the lesser of the appraised value or purchase price and are originated and underwritten manually according to private investor and FHA guidelines. FHA loans were originated by Polonia Bank with the intention of selling the loans on a flow basis to the U.S. Department of Housing and Urban Development (“HUD”) and other private investors with servicing released. During the year ended December 31, 2015 we generated $46.7 million in loans for sale to various investors. Generally, FHA loans are sold with recourse. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the borrower. This repurchase obligation triggered by the default of the underlying borrower for the FHA loans that we sell usually expires 90-120 days from the date the loans are sold.

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

We generally do not make conventional loans with loan-to-value ratios exceeding 80% at the time the loan is originated. Conventional loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. All borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone, before closing the loan. Generally, all loans are subject to the same stringent underwriting standards with the intention to hold in portfolio. In addition to the FHA loans that we sell, we occasionally sell loans to (1) limit the Bank’s exposure to a single borrower or (2) in specific circumstances to manage the interest rate risk. All loans subject to sale are identified at the time of origination. Until mid-2015, our online loans division generated loans through the Internet for sale to the FHLB of Pittsburgh through its Mortgage Partnership Finance program. During the year ended December 31, 2015, we generated $1.6 million in online loans for sale to the FHLB of Pittsburgh.

Multi-Family and Nonresidential Real Estate Loans. We offer fixed-rate mortgage loans secured by multi-family and nonresidential real estate. Our multi-family and nonresidential real estate loans are generally secured by owner-occupied properties, small office and apartment buildings. In addition to originating these loans, we also participate in loans with other financial institutions located primarily in the Commonwealth of Pennsylvania. Such participations include adjustable-rate mortgage loans originated by other institutions.

We originate fixed-rate multi-family and nonresidential real estate loans with terms up to 30 years. These loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated.

Commercial Loans. We offer commercial business loans. In 2015 we originated $10,000 in commercial loans. We acquired commercial business loans with a fair value of $28,000 as of December 31, 2015 as a result of the Earthstar Bank acquisition.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2015, our general regulatory limit on loans to one borrower was $5.2 million. At that date, our largest lending relationship was $2.5 million. These, which were made to or guaranteed by a director of the Company or affiliated entities, and was secured by three one- to four-family properties and two commercial real estate properties. These loans were performing in accordance with their original terms at December 31, 2015.

Loan Commitments. We issue commitments for fixed-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, corporate securities, mortgage-backed securities, deposits at the FHLB of Pittsburgh and time deposits of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in FHLB of Pittsburgh stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at December 31, 2015.

At December 31, 2015 our investment portfolio totaled $54.9 million and consisted primarily of mortgage-backed securities. We also held $16.0 million in certificates of deposit with federally insured institutions.

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

Personnel

As of December 31, 2015, we had 49 full-time employees and 10 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Capital Requirements. On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank and savings and loan holding companies with total consolidated assets of $1 billion or more.

The rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also included changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

As of December 31, 2015, the Bank met all capital adequacy requirements.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2015, Polonia Bank maintained 86.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. The OCC assessments paid by Polonia Bank for the fiscal year ended December 31, 2015 totaled $146,000.

Federal Home Loan Bank System. Polonia Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Polonia Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Polonia Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2015 of $3.7 million.

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

Polonia Bank entered into a formal written agreement with the Office of the Comptroller of the Currency on October 21, 2014, which was subsequently amended on November 10, 2015. See “Business – Agreements with Regulators” for further information. The requirements of the Agreement will remain in effect until the OCC suspends or terminates the Agreement. We expect that additional compliance efforts related to the Agreement will result in an elevated level of noninterest expense while we revise and/or implement the various policies, procedures and reports required by the Agreement.

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

Our policy is to originate for retention in our portfolio fixed-rate mortgage loans with maturities of up to 30 years. At December 31, 2015, $154.8 million, or 90.6% of our total loan portfolio maturing in more than one year, consisted of fixed-rate mortgage loans. This investment in fixed-rate mortgage loans exposes us to increased levels of interest rate risk.

Our cost of operations is high relative to our assets and our income.

Our operating expenses, which consist primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, professional fees, federal deposit insurance premiums and other noninterest expenses totaled $11.2 million and $12.5 million for the years ended December 31, 2015 and 2014, respectively. Our ratio of noninterest expense to average total assets was 3.80% and 4.16% for the years ended December 31, 2015 and 2014, respectively. Our efficiency ratio was 99.96% for 2015 compared to 97.81% for 2014.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2015, our investment portfolio included securities with an amortized cost of $54.3 million and an estimated fair value of $54.9 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other than temporary impairment would not impact cash flow, tangible capital or liquidity.

A significant percentage of our assets are invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2015, 18.8% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. While we have recently restructured our investment portfolio to increase our investment in higher yielding securities and, depending on market conditions, intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may be unable to increase the origination or purchase of loans acceptable to us.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2015, we held less than 1.0% of the deposits in the Philadelphia metropolitan area. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

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

On August 5, 2015, Lane Brennen, a former employee of the Bank, filed a complaint in state court naming the Bank, the Bank’s former chief executive officer, the Bank’s chief financial offer, the Bank’s former chief lending officer and an employee of the Bank as defendants (Lane Brennen v Polonia Bank et al., Philadelphia Court of Common Pleas, Case ID 150800526). The complaint alleges claims for breach of his employment contract, violation of Pennsylvania’s Wage Payment and Collection Law, and for unlawful retaliation and demands an accounting. Mr. Brennan seeks compensation that he alleges is owed to him under the terms of his employment agreement, as well as other compensatory and punitive damages. Under the terms of Mr. Brennen’s employment agreement, he received a portion of the net income from the Bank’s FHA lending operations, which he managed. The Bank intends to vigorously defend against these claims. However, the defense may not be successful and insurance may not be available or adequate to fund any judgment, settlement or costs of defense of this action. The individual defendants may be entitled to indemnification from the Bank, for which there may be no insurance coverage. The Bank has asserted claims against Mr. Brennen for breach of contract and breach of fiduciary duties.

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

Until December 28, 2015, the common stock of Polonia Bancorp, Inc. was traded on the NASDAQ Capital Market under the symbol “PBCP.” Commencing December 29, 2015, Polonia Bancorp common stock has been quoted on the OTC Pink marketplace. The following table sets forth the quarterly high and low sales prices of Polonia Bancorp’s common stock for the two most recently completed fiscal years.

	High	Low		High	Low
2015			2014

First Quarter	$13.14	$10.28	First Quarter	$10.15	$9.25
Second Quarter	13.75	12.25	Second Quarter	10.34	9.50
Third Quarter	15.43	11.49	Third Quarter	10.90	9.96
Fourth Quarter	13.48	11.50	Fourth Quarter	10.50	9.50

As of December 31, 2015, there were approximately 156 holders of record of the Company’s common stock.

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

As of December 31, 2015, Polonia Bancorp satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing regulations. To date, we have not declared any cash dividends.

The Company did not purchase any of its common stock during the fourth quarter of 2015 and has no outstanding stock repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of the Company and, where indicated, the Bank for the periods and at the dates indicated.

	2015	2014	2013
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$291,611	$308,350	$306,176
Certificates of deposit	15,980	-	-
Securities available-for-sale	54,872	11,712	15,271
Securities held-to-maturity	-	44,742	51,320
Loans held for sale	-	4,221	6,143
Loans receivable, net	160,493	197,679	182,050
Covered loans	11,686	14,457	16,523
Cash and cash equivalents	31,137	12,174	15,764
Deposits	188,222	199,554	201,322
FHLB Advances – long-term	56,000	59,000	59,000
Stockholders’ equity	37,501	36,940	38,417
Book value per common share	11.20	11.08	10.94

Operating Data:
Interest income	$10,213	$11,342	$10,732
Interest expense	3,153	3,210	2,589
Net interest income	7,060	8,132	8,143
Provision for loan losses	73	210	574
Net interest income after provision for loan losses	6,987	7,922	7,569
Noninterest income	4,130	4,654	5,577
Noninterest expense	11,185	12,506	13,512
Income (Loss) before income taxes	(68)	70	(366)
Provision for income taxes	70	53	(120)
Net income (loss)	$(138)	$17	$(246)
Basic and diluted earnings per share	(0.04)	0.01	(0.07)

Performance Ratios:
Return on average assets	(0.05)%	0.01%	0.09%
Return on average equity	(0.35)	0.04	(0.60)
Interest rate spread (1)	2.36	2.70	2.98
Net interest margin (2)	2.52	2.84	3.13
Noninterest expense to average assets	3.80	4.16	4.90
Efficiency ratio (3)	99.96	97.81	98.48
Average interest-earning assets to average interest-bearing liabilities	114.53	113.24	115.70
Average equity to average assets	13.39	13.17	14.94

Capital Ratios (4):
Tangible capital	10.75	10.66	10.51
Core capital	10.75	10.66	10.51
Common equity tier 1	24.08	N/A	N/A
Total risk-based capital	25.03	20.99	21.27

	2015	2014	2013

Asset Quality Ratios (5):
Allowance for loan losses as a percent of total loans	0.79%	0.71%	0.75%
Allowance for loan losses as a percent of non-performing loans	56.26	63.36	71.40
Net (charge-offs) recoveries to average outstanding loans during the period	(0.11)	(0.08)	(0.49)
Non-performing loans as a percent of total loans	1.40	1.12	1.05

Other Data:
Number of:
Real estate loans outstanding	1,028	1,276	1,313
Deposit accounts	7,111	7,716	8,248
Full-service offices	5	5	6

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Ratios are for Polonia Bank.
(5)	Ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.

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

Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses on covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The loss sharing agreements include clawback provisions should losses not meet the specified thresholds and other conditions not be met. As a result of the loss sharing agreements with the FDIC, Polonia Bank recorded an indemnification asset, net of estimated clawback provisions, of $5.4 million at the time of acquisition. For additional information regarding the FDIC indemnification asset See Note 1 “Summary of Significant Accounting Policies – FDIC Indemnification Asset” in the consolidated financial statements included in this prospectus.

At December 31, 2015, covered loans were comprised of $5.5 million of one- to four-family mortgage loans, $6.2 million of multi-family and commercial real estate loans and $28,000 of commercial loans. The loss share arrangement on all covered loans with the exception of one-to four-family loans expired as of December 31, 2015.

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

Financial Condition

Total assets at December 31, 2015 were $291.6 million, a decrease of $16.7 million, or 5.4%, from total assets of $308.3 million at December 31, 2014. The decrease in assets resulted primarily from a $40.1 million decrease in total loans, a $4.5 million decrease in other assets and a $4.2 million decrease in loans held for sale, partially offset by an $18.9 million increase in cash and cash equivalents and a $16.0 million increase in certificates of deposit. Total liabilities at December 31, 2015 were $254.1 million compared to $271.4 million at December 31, 2014, a decrease of $17.3 million, or 6.4%. Total stockholders’ equity increased to $37.5 million at December 31, 2015 from $36.9 million at December 31, 2014, an increase of $600,000, or 1.6%, primarily as a result of our operating income, the exercise of 15,580 options, a reduction in unallocated ESOP shares and an increase in accumulated other comprehensive income.

Cash and cash equivalents increased to $31.1 million from $12.2 million during the year ended December 31, 2015, an increase of $18.9 million, or 154.9%. The increase in cash and cash equivalents was attributable, in part, to the decrease of $40.1 million in total loans. The decrease in loans was partially due to the sale of $26.6 million in loans held for investment. Also contributing to the increase in cash and cash equivalents was a $4.2 million decrease in the loans held for sale and a $1.6 million decrease in investment securities, partially offset by a $16.0 increase in certificates of deposit.

Investment securities available for sale increased to $54.9 million from $11.7 million during the year ended December 31, 2015, an increase of $43.2 million, or 369.2%. The increase in investment securities available for sale was attributable to a transfer of $40.1 million of investment securities held to maturity and the purchase of $17.6 million in securities, partially offset by $8.1 million in sales of securities, $3.5 million in payments received and $3.3 million in calls or maturities.

Investment securities held to maturity decreased to $0 from $44.7 million during the year ended December 31, 2015, a decrease of $44.7 million, or 100.0%. The decrease in investment securities held to maturity was attributable, in part, to the transfer of $40.1 million of securities to available for sale and $4.6 million in payments received. The transfer of securities was undertaken as part of our strategy to mitigate interest rate risk.

Loans held for sale decreased to $0 from $4.2 million during the year ended December 31, 2015. The decrease in loans held for sale was due to the elimination of the Retail Mortgage Banking Group. Loans originated for sale during 2015 were $48.3 million and loans sold were $52.5 million compared to originations of $75.3 million and loans sold of $77.1 million in 2014. The Retail Mortgage Banking Group was eliminated in mid-2015 in order to reduce costs and mitigate compliance risks associated with this type of mortgage lending.

Total loans decreased to $173.5 million from $213.6 million during the year ended December 31, 2015, a decrease of $40.1 million or 18.8%. The decrease in total loans was primarily the result of the sale of $26.1 million in 30-year fixed-rate jumbo loans. The loan sale was undertaken as part of our strategy to mitigate interest rate risk.

Other assets decreased to $4.4 million from $8.8 million during the year ended December 31, 2015. The decrease in other assets is primarily related to a $4.7 million distribution of the Company’s non-qualified deferred compensation plan assets held in a Rabbi Trust.

Total deposits decreased to $188.2 million from $199.6 million during the year ended December 31, 2015, a decrease of $11.4 million, or 5.7%. The decrease in deposits was attributable, in part, to the outflow of $11.0 million in time deposits, a $3.5 million decrease in money market accounts and a $400,000 decrease in noninterest bearing demand account, partially offset by a $2.1 million increase in NOW accounts and a $1.3 million increase in savings accounts. The decrease in time deposits was based on our loan demand and liquidity needs, as we opted not to match competitors’ rates.

FHLB advances decreased to $56.0 million from $59.0 million during the year ended December 31, 2015, a decrease of $3.0 million or 5.1%. The decrease in FHLB advances was due to the maturity of a $3.0 million advance during the year. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments.

Other liabilities decreased to $8.8 million from $11.5 million during the year ended December 31, 2015 a decrease of $2.7 million or 23.5%. The decrease in other liabilities is related to a reduction of $4.7 million in the Company’s non-qualified deferred compensation plan liability partially offset by the liability of $2.0 million established for securities trades settling in January 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$144,242	83.21%	$182,272	85.46%	$167,233	83.69%	$101,793	73.22%	$111,272	71.82%
Multi-family and commercial real estate	10,414	6.01	10,783	5.06	10,564	5.29	8,501	6.11	9,439	6.09
Home equity loans	2,828	1.63	2,040	0.96	2,365	1.18	2,489	1.79	2,818	1.82
Home equity lines of credit	2,460	1.42	1,521	0.71	513	0.26	1,853	1.33	1,767	1.14
Total real estate loans:	159,944	92.27	196,617	92.19	180,675	90.42	114,636	82.45	125,296	80.87

Commercial	7	0.01	-	-	-	-	-	-	-	-
Consumer:
Education	1,234	0.71	1,558	0.73	1,806	0.90	2,228	1.60	2,885	1.86
Other consumer	467	0.27	641	0.30	830	0.42	901	0.65	1,032	0.67
Total consumer loans	1,701	0.98	2,199	1.03	2,636	1.32	3,129	2.25	3,917	2.53
Total loans excluding covered loans	161,652	93.26	198,816	93.22	183,311	91.74	117,765	84.70	129,213	83.40
Covered loans	11,686	6.74	14,457	6.78	16,523	8.26	21,260	15.30	25,708	16.60
Total loans	173,338	100.00%	213,273	100.00%	199,834	100.00%	139,025	100.00%	154,921	100.00%
Net deferred loan (costs) fees	113		279		117		(222)		(290)
Allowance for loan losses on non-covered loans	(1,272)		(1,416)		(1,378)		(1,508)		(1,206)
Allowance for loan losses on covered loans	-		-		-		-		(73)
Loans, net	$172,179		$212,136		$198,573		$137,295		$153,352

The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One-to-Four- Family Real Estate Loans	Multi- Family and Commercial Real Estate Loans	Commercial Loans	Home Equity Loans and Lines of Credit	Consumer Loans	Covered Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$839	$10	$-	$149	$262	$1,222	$2,482
More than one to five years	2,649	2,621	7	251	401	2,371	8,300
More than five years	140,754	7,783	-	4,888	1,038	8,093	162,556
Total	$144,242	$10,414	$7	$5,288	$1,701	$11,686	$173,338

The following table sets forth the dollar amount of all loans at December 31, 2015 that are due after December 31, 2016 and that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate Loans:
One-to-four-family	$143,403	$-	$143,403
Multi-family and commercial real estate	4,275	6,129	10,404
Home equity loans and lines of credit	2,720	2,419	5,139
Commercial Loans	7	-	7
Consumer Loans	1,439	-	1,439
Covered Loans	2,975	7,489	10,464
Total	$154,819	$16,037	$170,856

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$25,168	$25,690	$1,446	$1,541	$2,090	$2,235
Freddie Mac	10,162	10,123	39	42	66	70
Government National Mortgage Association	400	449	469	528	556	619
Collateralized mortgage obligations – Government-sponsored entities	984	992	1,136	1,151	1,457	1,470
Total mortgage-backed securities	36,714	37,254	3,090	3,262	4,169	4,394
Corporate securities	16,921	16,958	8,293	8,450	10,701	10,877
Municipal securities	500	500	-	-	-	-
Total debt securities	54,135	54,712	11,383	11,712	14,870	15,271
Common Stock	160	160	-	-	-	-
Total	$54,295	$54,872	$11,383	$11,712	$14,870	$15,271

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
Fannie Mae	$-	$-	$33,122	$34,438	$37,615	$38,375
Freddie Mac	-	-	11,620	11,755	13,705	13,502
Total mortgage-backed securities	$-	$-	$44,742	$46,193	$51,320	$51,877

At December 31, 2015, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at those dates.

Federal law requires a member institution of the FHLB System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $3.7 million at December 31, 2015. The FHLB of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.0% of a member’s advances, plus 1.50% of the unused borrowing capacity.

The following table sets forth the stated maturities and weighted average yields of securities at December 31, 2015. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Fannie Mae	$24	5.30%	$1,390	2.85%	$5,299	2.66%	$18,455	2.63%	$25,168	2.65%

Freddie Mac	-	-	429	2.83	-	-	9,733	2.06	10,162	2.09
Government National Mortgage Association securities	-	-	3	7.55	62	7.09	335	6.63	400	6.71
Collateralized mortgage obligations – Government- sponsored entities	-	-	10	4.38	488	2.89	486	2.11	984	2.52
Corporate securities	6,431	1.40	9,583	1.71	907	2.34	-	-	16,921	1.63
Municipal securities	500	1.25	-	-	-	-	-	-	500	1.25
Total	$6,955	1.40%	$11,415	1.90%	$6,756	2.67%	$29,009	2.48%	$54,135	2.24%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposits. These deposits are provided primarily by individuals who live or work within our market areas. We have not used brokered deposits as a source of funding. Deposits decreased $11.4 million, or 5.7% for the year ended December 31, 2015.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing Accounts	$6,137	3.26%	$6,483	3.25%	$5,725	2.84%
Interest-bearing Accounts	15,712	8.35	13,562	6.80	14,685	7.30
Money market	33,809	17.96	37,260	18.67	36,771	18.27
Savings accounts	29,879	15.87	28,590	14.33	30,385	15.09
Time deposits	102,685	54.56	113,659	56.95	113,756	56.50
Total	$188,222	100.00%	$199,554	100.00%	$201,322	100.00%

The following table indicates the amount of jumbo time deposits by time remaining until maturity as of December 31, 2015. Jumbo time deposits require minimum deposits of $100,000.

Maturity Period	Time Deposits
(Dollars in thousands)
3 Months or less	$2,918
Over 3 Through 6 Months	4,232
Over 6 Through 12 Months	11,857
Over 12 Months	32,858
Total	$51,865

The following table sets forth our time deposits classified by rates at the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
0.01 - 0.99%	$25,476	$35,133	$36,560
1.00 - 1.99%	47,048	45,936	46,621
2.00 - 3.99%	30,161	32,590	30,575
Total	$102,685	$113,659	$113,756

The following table sets forth the amount and maturities of time deposits classified by rates at December 31, 2015.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Time Deposits
	(Dollars in thousands)
0.01 - 0.99%	$22,751	$2,552	$173	$-	$-	$25,476	24.81%
1.00 - 1.99%	10,231	12,606	9,195	3,118	11,898	47,048	45.82
2.00 - 3.99%	6,651	11,088	7,736	3,263	1,423	30,161	29.37
Total	$39,633	$26,246	$17,104	$6,381	$13,321	$102,685	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Beginning balance	$199,554	$201,322	$196,723
Increase (decrease) before interest credited	(13,021)	(3,483)	2,944
Interest credited	1,689	1,715	1,655
Net increase (decrease) in deposits	(11,332)	(1,768)	4,599
Ending balance	$188,222	$199,554	$201,322

Borrowings. We utilize borrowings from the FHLB of Pittsburgh to supplement our supply of funds for loans and investments. All borrowings from the FHLB are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities and our investment in FHLB stock.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB Advances	$59,000	$59,000	$59,000
Average advances outstanding during the period:
FHLB Advances	$57,241	$59,000	$35,160
Weighted average interest rate during the period:
FHLB Advances	2.55%	2.53%	2.64%
Balance outstanding at end of period:
FHLB Advances	$56,000	$59,000	$59,000
Weighted average interest rate at end of period:
FHLB Advances	2.53%	2.49%	2.49%

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

Overview. We recorded a net loss of $138,000 during the year ended December 31, 2015, compared to net income of $17,000 during the year ended December 31, 2014.

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

	Years Ended December 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$192,731	$8,605	4.46%	$209,915	$9,520	4.54%
Investment securities	50,822	1,272	2.50	62,040	1,641	2.65
Other interest-earning assets	36,284	336	0.93	14,022	181	1.29
Total interest-earning assets	279,837	10,213	3.65%	285,977	11,342	3.97%
Noninterest-earning assets	16,121			16,168
Allowance for Loan Losses	(1,369)			(1,400)
Total assets	$294,589			$300,745

Liabilities and equity:
Interest-bearing liabilities:

Interest-bearing demand deposits	$13,842	$23	0.17%	$15,239	$26	0.17%
Money market deposits	35,456	132	0.37	34,939	128	0.37
Savings accounts	28,582	43	0.15	30,322	69	0.23
Time deposits	108,141	1,491	1.38	111,967	1,492	1.33
Total interest-bearing deposits	186,021	1,689	0.91	192,467	1,715	0.89
FHLB advances - long-term	57,241	1,461	2.55	59,000	1,492	2.53
Advances by borrowers for taxes and insurance	1,077	3	0.28	1,083	3	0.28
Total interest-bearing liabilities	244,339	3,153	1.29%	252,550	3,210	1.27%
Noninterest-bearing liabilities:	10,807			8,586
Total liabilities	255,146			261,136
Retained earning	39,443			39,609
Total liabilities and retained earnings	$294,589			$300,745

Net interest income		$7,060			$8,132
Interest rate spread			2.36%			2.70%
Net yield on interest-bearing assets			2.52%			2.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.53%			113.24%

Net interest income for the year ended December 31, 2015 decreased to $7.1 million or 12.4% from $8.1 million at December 31, 2014. The decrease in net interest income for the year ended December 31, 2015 reflects a lower average balance of loans and investment securities, partially offset by an increase in other interest earning assets, including certificates of deposit, a lower average balance of deposits and FHLB advances. Also, contributing to lower net interest income was a lower average yield earned on loans, investment securities and other interest earning assets including certificates of deposit and a higher average rate paid on deposits and FHLB advances. The average balance of loans decreased during the year ended December 31, 2015 primarily as a result of the sale of $26.1 million in 30-year fixed-rate jumbo loans. The lower average interest rate earned on loans reflects the current low rate environment on new loans. Interest expense for the year ended December 31, 2015 remained stable at $3.2 million. Our net interest rate spread decreased to 2.36% for the year ended December 31, 2015 from 2.70% in 2014 and our net interest margin decreased to 2.52% from 2.84%.

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

	For the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014			For the Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Loans receivable	$(769)	$(146)	$(915)	$1,425	$(704)	$721
Investment securities	(284)	(85)	(369)	(199)	(66)	(265)
Other	189	(34)	155	(3)	157	154
Total interest-earning assets	$(864)	$(265)	$(1,129)	$1,223	$(613)	$610

Interest expense:
Interest-bearing demand deposits	$(2)	$(1)	$(3)	$3	$(7)	$(4)
Money market accounts	2	2	4	(14)	(11)	(25)
Savings accounts	(4)	(22)	(26)	-	(12)	(12)
Certificates of deposit	66	(67)	(1)	85	16	101
Total deposits	62	(88)	(26)	74	(14)	60
FHLB Advances - short-term	-	-	-	-	-	-
FHLB Advances - long-term	(45)	14	(31)	601	(38)	563
Advances by borrowers for taxes and insurance	-	-	-	-	(2)	(2)
Total interest-bearing liabilities	$17	$(74)	$(57)	$675	$(54)	$621
Change in net interest income	$(881)	$(191)	$(1,072)	$548	$(559)	$(11)

Provision for Loan Losses. For the year ended December 31, 2015 we recorded a provision for loan losses of $73,000 as compared to $210,000 for the year ended December 31, 2014. The smaller provision for loan losses in 2015 was deemed appropriate due to the decline in the loan portfolio combined with the stability in the level of classified assets. Management also reviews and adjusts the qualitative factors used to calculate the allowance for loan losses for all loans based on historical losses in our portfolio as well as the current levels of nonperforming loans in our portfolio. Management makes adjustments on a quarterly basis or more frequently as necessary. Management made changes to the qualitative factors during 2015 based on historical losses in our portfolio as well as the current levels of nonperforming loans in our portfolio.

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

NonInterest Income. The following table shows the components of noninterest income for the year ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Service fees on deposit accounts	$105	$116
Earnings on bank-owned life insurance	(11)	4
Investment securities gains, net	560	-
Gain on sale of loans	2,776	3,861
Rental income	270	271
Other	430	402
Total	$4,130	$4,654

The $524,000 decrease in noninterest income during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a $1.1 million decrease in the gain on sale of loans, partially offset by a $560,000 increase in investment securities gains.

NonInterest Expense.   The following table shows the components of noninterest expense for the year ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Compensation and employee benefits	$5,571	$7,142
Occupancy and equipment	1,315	1,449
Federal deposit insurance premiums	537	361
Data processing expense	410	428
Professional fees	800	660
Other	2,551	2,466
Total	$11,185	$12,506
Efficiency ratio	99.96%	97.81%

Total noninterest expense decreased $1.3 million, or 10.4%, to $11.2 million for the year ended December 31, 2015 from the prior year period. The decrease in noninterest expense for the year ended December 31, 2015 as compared to the prior year period was primarily the result of a $1.5 million decrease in compensation and employee benefits, a $134,000 decrease in occupancy and equipment and a $17,000 decrease in data processing expense, partially offset by a $176,000 increase in federal deposit insurance premiums, a $140,000 increase in professional fees and an $85,000 increase in other expense. The decrease in compensation and employee benefits expense is primarily the result of the elimination of the Retail Mortgage Banking Group which accounted for $1.1 million of the decrease.

Income Taxes. We recorded tax expense of $70,000 for the year ended December 31, 2015 compared to a tax expense of $53,000 during the year ended December 31, 2014.

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

The following table provides information with respect to our non-performing assets at the dates indicated.  There are no troubled debt restructurings that are 90 days past due and no accruing loans that are 90 days past due or more at the dates presented.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual non-covered loans:
Real estate loans:
One-to-four-family	$1,915	$1,930	$1,344	$370	$314
Multi-family and commercial real estate	138	151	-	1,485	649
Home equity loans and lines of credit	53	60	-	10	55
Consumer	155	94	110	252	296
Total non-accrual non-covered loans	2,261	2,235	1,454	2,117	1,314
Restructured loans	-	-	476	578	650
Total non-performing non-covered loans	2,261	2,235	1,930	2,695	1,964
Real estate owned	182	451	240	108	83
Total non-performing non-covered assets	2,443	2,686	2,170	2,803	2,047

Non-accrual covered loans:
Real estate loans:
One- to four-family	70	142	822	880	501
Multi-family and commercial real estate	82	367	111	-	179
Commercial	-	-	-	-	-
Total non-performing covered loans	152	509	933	880	680
Real estate owned	-	39	28	64	-
Total non-performing covered assets	152	548	961	944	680
Total non-performing assets (including
covered loans)	$2,595	$3,234	$3,131	$3,747	$2,727

Total non-performing non-covered loans to total
non-covered loans	1.40%	1.12%	1.02%	2.08%	1.52%
Total non-performing non-covered assets to total
non-covered assets	0.87%	0.92%	0.75%	1.05%	0.86%
Total non-performing loans to total loans	1.39%	1.28%	1.39%	2.58%	1.71%
Total non-performing assets to total assets	0.89%	1.05%	1.02%	1.40%	1.03%

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses—Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended December 31, 2015 and 2014 had nonaccruing loans been current according to their original terms was approximately $92,000 and $111,000, respectively.

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

The following table shows the aggregate amounts of our non-covered classified assets at the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
Special mention assets	$2,147	$1,573	$1,710
Substandard assets	3,617	4,410	4,320
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$5,764	$5,983	$6,030

Other than disclosed in the above tables, there are no other loans at December 31, 2015 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated. Loans past due 90 days or more are placed on non-accrual status.

	At December 31,
	2015		2014		2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$75	$99	$32	$1,034	$877	$197
Multi-family and commercial real estate	-	-	-	-	277	-
Home equity loans and lines of credit	53	-	60	-	-	-
Consumer	17	-	108	17	20	56
Covered loans	154	205	113	-	331	309
Total	$299	$304	$313	$1,051	$1,505	$562

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

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2015, the loss factors were reviewed and adjusted as necessary.

The following table sets forth the breakdown of the allowance for loan losses on non-covered loans by loan category at the dates indicated.

	At December 31,
	2015			2014			2013			2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four-family	$774	61%	89%	$963	68%	90%	$908	65%	91%	$678	45%	86%	$544	45%	86%
Multi-family and commercial real estate	307	24	7	428	30	7	445	32	5	772	51	7	613	51	7
Home equity loans and lines of credit	28	2	3	18	1	2	8	1	2	47	3	4	28	2	4
Consumer	5	1	1	7	1	1	8	1	2	11	1	3	21	2	3
Unallocated.	158	12	-	-	-	-	9	1	-	-	-	-	-	-	-
Total allowance for loan losses	$1,272	100%	100%	$1,416	100%	100%	$1,378	100%	100%	$1,508	100%	100%	$1,206	100%	100%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses at December 31, for the periods indicated.

	2015	2014	2013	2012			2011
	Non- Covered Loans	Non- Covered Loans	Non- Covered Loans	Non- Covered Loans	Covered Loans	Totals	Non- Covered Loans	Covered Loans	Totals
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$1,416	$1,378	$1,508	$1,206	$73	$1,279	$834	$-	$834
Provision (credit) for loan losses	73	210	574	1,018	(21)	997	367	73	440
Charge-offs:
One-to-four family	(217)	(172)	(440)	(336)	(33)	(369)	-	-	-
Multi-family and commercial	-	-	(111)	(388)	(19)	(407)	-	-	-
Home equity loans and lines of credit	-	-	(153)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-
Total	(217)	(172)	(704)	(724)	(52)	(776)	-	-	-
Recoveries:	-	-	-	2	-	2	5	-	5
One-to-four family
Multi-family and commercial	-	-	-	6	-	6	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-	-
Total	-	-	-	8	-	8	5	-	5
Net recoveries (charge-offs)	(217)	(172)	(704)	(716)	(52)	(768)	5	-	5
Allowance for loan losses at end of period	$1,272	$1,416	$1,378	$1,508	$-	$1,508	$1,206	$73	$1,279
Allowance for loan losses to non-performing loans	56.26%	63.36%	71.40%	55.96%	-%	42.18%	61.41%	10.74%	48.37%
Allowance for loan losses to total loans outstanding at the end of the period	0.79%	0.71%	0.75%	1.28%	-%	1.08%	0.93%	0.28%	0.83%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.11)%	(0.08)%	(0.49)%	(0.06)%	(0.02)%	(0.05)%	0.01%	-%	0.01%

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

We prepare an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the OCC, presents the change in our net portfolio value at December 31, 2015, that would occur in the event of an immediate change in interest rates based on assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Estimated Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change (bp)
	(Dollars in thousands)

400	$27,276	$(17,519)	(39.11)%	10.49%	(462)%
300	31,932	(12,863)	(28.72)	11.91	(321)
200	36,401	(8,394)	(18.74)	13.14	(198)
100	41,001	(3,794)	(8.47)	14.31	(80)
0	44,795	-	-	15.12	-
(100)	49,326	4,531	10.12	16.14	103

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $31.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $54.9 million at December 31, 2015. In addition, at December 31, 2015, we had the ability to borrow a total of approximately $119.5 million from the FHLB of Pittsburgh. On December 31, 2015, we had $56.0 million of borrowings outstanding. Any growth of our loan portfolio may require us to borrow additional funds.

At December 31, 2015, we had $268,000 in mortgage loan commitments outstanding and $4.4 million in unused lines of credit. Time deposits due within one year of December 31, 2016 totaled $39.6 million of time deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements.

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

For the year ended December 31, 2015 we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, and in light of material weakness in internal control over financial reporting that existed throughout this period as described in management’s report on internal control over financial reporting, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In response to the material weakness identified above, the Company is in the process of implementing changes to its internal control over financial reporting with respect to the identification of post-retirement benefit obligations. Except for the foregoing, there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Board of Directors

For information relating to the directors of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to the executive officers of the Company, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Paul D. Rutkowski, Corporate Secretary, Polonia Bancorp, Inc., 3993 Huntingdon Pike, Suite 300, Huntingdon Valley, Pennsylvania 19006.

Audit Committee of the Board of Directors

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation the sections entitled “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)        Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(b)        Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(c)        Changes in Control

Management of Polonia Bancorp knows of no arrangements, including any pledge by any person of securities of Polonia Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)        Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2015.

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

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Transactions with Related Persons” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Incorporated by reference to
3.1	Articles of Incorporation of Polonia Bancorp, Inc.	Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-176759).

3.2	Bylaws of Polonia Bancorp, Inc.	Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-176759).

10.1*	Amended and Restated Polonia Bancorp Employment Agreement with Paul D. Rutkowski	Exhibit 10.3 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.2*	Amended and Restated Polonia Bank Employment Agreement with Paul D. Rutkowski	Exhibit 10.4 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.3*	Amended and Restated Polonia Bank Employee Severance Compensation Plan	Exhibit 10.7 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.4*	Amended and Restated Supplemental Executive Retirement Plan	Exhibit 10.8 on Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.5*	Supplemental Executive Retirement Plan	Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.6*	Non-Qualified Deferred Compensation Plan	Exhibit 10.10 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.7*	Supplemental Executive Retirement Plan for Paul D. Rutkowski	Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.8*	Supplemental Executive Retirement Plan for Kenneth J. Maliszewski	Exhibit 10.12 to the Registration Statement on Form SB-2 (File No. 333-135643).

10.9*	Split Dollar Life Insurance Agreement with Paul D. Rutkowski	Exhibit 10.1 to Form 8-K, filed on January 25, 2007 (File No. 000-52267).

10.10*	Polonia Bancorp 2007 Equity Incentive Plan	Appendix D to the definitive proxy statement filed on June 12, 2007 (File No. 000-52267).

10.11*	Form of Restricted Stock Award Agreement for the Polonia Bancorp 2007 Equity Incentive Plan	Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-149433).

10.12*	Form of Incentive Stock Option Award Agreement for the Polonia Bancorp 2007 Equity Incentive Plan	Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-149433).

10.13*	Form of Non-Statutory Stock Option Award Agreement for the Polonia Bancorp 2007 Equity Incentive Plan	Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-149433).

Exhibit No.	Description	Incorporated by reference to
10.14*	Polonia Bancorp, Inc. 2013 Equity Incentive Plan	Appendix A in the definitive proxy statement filed with the SEC on April 15, 2013 (File No. 001-35739).

10.15*	Form of equity award agreements for the Polonia Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 99.1 to the Registration Statement on Form S-8 (333-190760).

10.16*	Form of Amendment to the Supplemental Executive Retirement Plan Participation Agreement	Exhibit to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.17*	Amendment to Polonia Bank Non-Qualified Deferred Compensation Plan	Exhibit 10.17 to Form 10-K for the year ended December 31, 2008 (File No. 000-52267).

10.18*	First Amendment to Amended and Restated Polonia Bancorp Employment Agreement for Paul D. Rutkowski	Exhibit 10.19 to Form 10-K for the year ended December 31, 2011 (File No. 000-52267).

10.19*	First Amendment to Amended and Restated Polonia Bank Employment Agreement for Paul D. Rutkowski	Exhibit 10.22 to Form 10-K for the year ended December 31, 2011 (File No. 000-52267).

10.20	Agreement by and between Polonia Bank and the Comptroller of the Currency	Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2014 (File No. 001-35739).

10.21	Employment Agreement by and between Polonia Bank and Joseph T. Svetik	Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2015 (File No. 001-35739).

10.22	Amendment to the October 21, 2014 Agreement by and between Polonia Bank and the Comptroller of the Currency	Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2015 (File No. 001-35739).

21.0	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

Exhibit No.	Description	Incorporated by reference to
101	The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.

* Management Contract or Compensatory Plan or Arrangement filed pursuant to Item 15(b) of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLONIA BANCORP, INC.

Date: April 6, 2016	By:	/s/ Joseph T. Svetik
Joseph T. Svetik
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph T. Svetik	President, Chief Executive Officer and Director	April 6, 2016
Joseph T. Svetik	(principal executive officer)

/s/ Paul D. Rutkowski	Chief Financial Officer and Treasurer	April 6, 2016
Paul D. Rutkowski	(principal accounting and financial officer)

/s/ Dr. Eugene Andruczyk	Director	April 6, 2016
Dr. Eugene Andruczyk

/s/ Frank J. Byrne	Director	April 6, 2016
Frank J. Byrne

/s/ Joseph M. Callahan	Director	April 6, 2016
Joseph M. Callahan

/s/ Robert J. Woltjen	Director	April 6, 2016
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the first quarter of 2016, in connection with the preparation of the consolidated financial statements for the year ended December 31, 2015, management identified deficiencies in the operating effectiveness of certain controls relating to identifying and accounting for post-retirement benefits that were determined to be a material weakness. This material weakness resulted in the misstatement of the Company’s consolidated financial statements, which was corrected through a restatement of the Company’s consolidated balance sheet as of December 31, 2014.

Based on management’s assessment, and as a result of the material weakness discussed above, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria set forth by COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Polonia Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Polonia Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Polonia Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polonia Bancorp, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania

April 6, 2016

S.R. Snodgrass, P.C. * 2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

F - 1

POLONIA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
ASSETS		(as restated)
Cash and due from banks	$1,785,566	$1,624,482
Interest-bearing deposits with other institutions	29,351,650	10,549,748

Cash and cash equivalents	31,137,216	12,174,230

Certificates of deposit	15,980,000	-
Investment securities available for sale	54,871,523	11,711,533
Investment securities held to maturity (fair value $46,193,447)	-	44,741,534
Loans held for sale	-	4,221,438
Loans receivable	161,765,015	199,094,306
Covered loans	11,686,062	14,457,364
Total loans	173,451,077	213,551,670
Less: Allowance for loan losses	1,272,072	1,415,983
Net loans	172,179,005	212,135,687
Accrued interest receivable	671,994	788,684
Federal Home Loan Bank stock	3,659,700	3,843,500
Premises and equipment, net	3,998,409	4,257,726
Bank-owned life insurance	4,257,456	4,268,181
FDIC indemnification asset	473,951	1,417,355
Other assets	4,381,552	8,789,803

TOTAL ASSETS	$291,610,806	$308,349,671

LIABILITIES
Deposits	$188,222,282	$199,553,997
FHLB advances - long-term	56,000,000	59,000,000
Advances by borrowers for taxes and insurance	988,906	1,208,824
Accrued interest payable	139,397	143,798
Other liabilities	8,759,648	11,503,396

TOTAL LIABILITIES	254,110,233	271,410,015

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($.01 par value; 14,000,000 shares authorized; 3,348,827 and 3,334,130 shares issued and outstanding)	33,488	33,341
Additional paid-in-capital	25,591,969	25,219,224
Retained earnings	12,849,370	12,987,593
Unallocated shares held by Employee Stock Ownership Plan ("ESOP") (162,288 and 181,415 shares, respectively)	(1,354,858)	(1,517,302)
Accumulated other comprehensive income	380,604	216,800

TOTAL STOCKHOLDERS' EQUITY	37,500,573	36,939,656
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$291,610,806	$308,349,671

See accompanying notes to the consolidated financial statements.

F - 2

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	Year Ended December 31,
	2015	2014
INTEREST AND DIVIDEND INCOME
Loans receivable	$8,605,072	$9,520,329
Investment securities	1,271,441	1,640,580
Interest-bearing deposits and other dividends	336,151	181,571
Total interest and dividend income	10,212,664	11,342,480

INTEREST EXPENSE
Deposits	1,689,064	1,714,909
FHLB advances - long-term	1,460,619	1,492,006
Advances by borrowers for taxes and insurance	3,122	3,303
Total interest expense	3,152,805	3,210,218

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES	7,059,859	8,132,262
Provision for loan losses	73,150	209,713

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	6,986,709	7,922,549

NONINTEREST INCOME
Service fees on deposit accounts	104,476	116,366
Earnings on bank-owned life insurance	(10,725)	3,937
Investment securities gains, net	560,367	-
Gain on sale of loans	2,775,907	3,861,049
Rental income	270,140	271,258
Other	430,070	401,861
Total noninterest income	4,130,235	4,654,471

NONINTEREST EXPENSE
Compensation and employee benefits	5,571,435	7,142,493
Occupancy and equipment	1,315,243	1,449,082
Federal deposit insurance premiums	536,979	360,665
Data processing expense	410,514	428,192
Professional fees	799,835	659,992
Other	2,550,702	2,466,013
Total noninterest expense	11,184,708	12,506,437

Income (loss) before income tax expense	(67,764)	70,583
Income tax expense	70,459	53,547

NET INCOME (LOSS)	$(138,223)	$17,036

EARNINGS PER SHARE - BASIC AND DILUTED	$(0.04)	$0.01

Weighted-average common shares outstanding:
Basic	3,141,611	3,168,335
Diluted	3,141,611	3,197,496

See accompanying notes to the consolidated financial statements.

F - 3

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014

Net income (loss)	$(138,223)	$17,036

Changes in net unrealized gain (loss) on investment securities available for sale	808,555	(72,060)

Tax effect	(274,909)	24,500

Reclassification adjustment for gains on sale of investment securities included in net income	(560,367)	-

Tax effect	190,525	-

Total other comprehensive income (loss)	163,804	(47,560)

Total comprehensive income (loss)	$25,581	$(30,524)

See accompanying notes to the consolidated financial statements.

F - 4

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
					Unallocated	Other
	Common Stock		Additional	Retained	Shares Held	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	by ESOP	Income (Loss)	Total

Balance, December 31, 2013, as previously reported	3,511,276	$35,113	$26,795,498	$14,853,884	$(1,648,366)	$264,360	$40,300,489

Restatement				(1,883,327)			(1,883,327)

Balance, December 31, 2013, as restated	3,511,276	35,113	26,795,498	12,970,557	(1,648,366)	264,360	38,417,162

Net income				17,036			17,036
Other comprehensive loss, net						(47,560)	(47,560)
Stock options compensation expense			81,628				81,628
Allocation of unearned ESOP shares			30,547		131,064		161,611
Allocation of unearned restricted stock			115,501				115,501
Repurchase of stock	(177,146)	(1,772)	(1,803,950)				(1,805,722)

Balance, December 31, 2014, as restated	3,334,130	33,341	25,219,224	12,987,593	(1,517,302)	216,800	36,939,656

Net income (loss)				(138,223)			(138,223)
Other comprehensive income, net						163,804	163,804
Stock options compensation expense			90,650				90,650
Allocation of unearned ESOP shares			73,582		162,444		236,026
Allocation of unearned restricted stock			84,936				84,936
Exercise of option shares	15,580	156	134,429				134,585
Repurchase of stock	(883)	(9)	(10,852)				(10,861)

Balance, December 31, 2015	3,348,827	$33,488	$25,591,969	$12,849,370	$(1,354,858)	$380,604	$37,500,573

See accompanying notes to the consolidated financial statements.

F - 5

POLONIA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(138,223)	$17,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	73,150	209,713
Depreciation, amortization, and accretion	1,122,763	1,052,214
Investment securities, gains	(560,367)	-
Proceeds from sale of loans	55,063,409	81,104,217
Net gain on sale of loans	(2,533,541)	(3,861,049)
Loans originated for sale	(48,308,430)	(75,321,638)
Net gain on sale of loans held for investment	(242,366)	-
(Gain) loss on the sale of other real estate owned	(42,160)	96,626
Earnings on bank-owned life insurance	10,725	(3,937)
Deferred federal income taxes	102,768	(466,242)
Decrease in accrued interest receivable	116,690	7,610
Decrease in accrued interest payable	(4,401)	(1,636)
Decrease in accrued payroll and commissions	(255,172)	(159,200)
Compensation expense for stock options, ESOP, and restricted stock	411,612	358,740
Other, net	(523,342)	693,420
Net cash provided by operating activities	4,293,115	3,725,874
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from principal repayments and maturities	6,808,781	3,528,225
Purchases	(15,648,402)	-
Proceeds from sales	8,616,069	-
Investment securities held to maturity:
Proceeds from principal repayments and maturities	4,569,283	7,813,259
Purchases	-	(1,383,038)
Maturities of certificates of deposit in other institutions	11,937,000	-
Purchases of certificates of deposit in other institutions	(27,917,000)	-
Proceeds from sale of loans	26,366,649	-
Decrease (increase) in loans receivable, net	10,969,083	(16,318,842)
Decrease in covered loans	2,834,560	2,135,178
Purchase of Federal Home Loan Bank stock	(66,300)	(683,200)
Redemptions of Federal Home Loan Bank stock	250,100	515,200
Proceeds from the sale of other real estate owned	349,637	470,276
Payments received from FDIC under loss share agreement	122,270	396,156
Purchase of premises and equipment	(93,950)	(117,115)
Net cash provided by (used for) investing activities	29,097,780	(3,643,901)
FINANCING ACTIVITIES
Decrease in deposits, net	(11,331,715)	(1,768,342)
Repayment of Federal Home Loan Bank advances - long-term	(3,000,000)	-
Decrease in advances by borrowers for taxes and insurance, net	(219,918)	(97,999)
Exercised options	134,585	-
Repurchase of stock	(10,861)	(1,805,722)
Net cash used for financing activities	(14,427,909)	(3,672,063)

Increase (decrease) in cash and cash equivalents	18,962,986	(3,590,090)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,174,230	15,764,320

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,137,216	$12,174,230

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid:
Interest	$3,157,206	$3,211,854
Income taxes	455,000	775,000
Non-cash transactions:
Loans transferred to other real estate owned	-	514,829
Transfers from premises and equipment to other real estate owned	-	213,805
Transfer of investment securities held to maturity to available for sale	40,103,961	-
Investment securities purchased not yet settled	2,012,836	-

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

Investment Securities (Continued)

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2015 or 2014.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by a charge against income. Gains and losses on sales of loans held for sale are included in noninterest income. There were no loans held for sale at December 31, 2015, as compared to $4,221,438 at December 31, 2014.

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

Changes in the FDIC indemnification asset during the years ended December 31, 2015 and 2014, are as follows:

	Year Ended December 31,
	2015	2014

Balance at the beginning of year	$1,417,355	$2,515,287
Cash payments received or receivable due from the FDIC	(122,270)	(396,156)
Increase in FDIC share of estimated losses	-	-
Net amortization	(821,134)	(701,776)

Balance at the end of year	$473,951	$1,417,355

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

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. Other comprehensive income (loss) is composed exclusively of changes in the net unrealized holding gains on its available-for-sale securities portfolio. The Company has reported the effects of other comprehensive income on the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014.

Stock Options

The Company accounts for stock options based on the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as expense over the requisite service period. The fair value of each option is amortized into expense on a straight-line basis between the grant date for the option and each vesting date. For the years ended December 31, 2015 and 2014, the Bank recorded $90,650 and $81,628 respectively, in expense related to share-based awards.

For purposes of computing compensation expense, the Bank estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2015: (1) no dividends were expected; (2) risk-free interest rates of 2.310 percent; (3) expected volatility ranging from 19.3 to 20 percent; and (4) expected lives of options of ten years.

There were 68,295 stock options granted during 2015 and no stock options granted during 2014. The weighted-average fair value of stock options granted for 2015 was $13.26. There were 15,580 options exercised during 2015 at a weighted-average exercise price of $8.64 and no options exercised during 2014.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

F - 13

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

F - 14

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

F - 15

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

F - 16

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This Update is not expected to have a significant impact on the Company’s financial statements.

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

F - 17

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

F - 18

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease id defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

2.	RESTATEMENT

The Company determined there was an unrecorded liability related to the post retirement deferred compensation and split dollar arrangement with the previous president of the Bank which was entered into in 1997. The obligation is funded by an insurance policy described in Footnote 12. As a result the Company recorded a combined liability of $2,476,087, a related deferred tax asset of $592,760, and a reduction to retained earnings of $1,883,327.

	As of December 31, 2014
	As Previously
	Reported	Adjustment	As Restated

Other Assets	$8,197,043	$592,760	$8,789,803
Total Assets	307,756,911	592,760	308,349,671

Other Liabilities	9,027,309	2,476,087	11,503,396
Total Liabilities	268,933,928	2,476,087	271,410,015
Retained Earnings	14,870,920	(1,883,327)	12,987,593
Total Stockholders' Equity	38,822,983	(1,883,327)	36,939,656
Total Liabilities and Stockholders' Equity	307,756,911	592,760	308,349,671

3.	EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

F - 19

3.	EARNINGS PER SHARE (Continued)

	Year Ended December 31,
	2015	2014

Weighted-average common shares outstanding	3,337,038	3,407,752

Average unearned nonvested shares	(24,364)	(49,226)

Average unallocated shares held by ESOP	(171,063)	(190,191)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,141,611	3,168,335

Dilutive effect of stock options	-	29,161

Weighted-average shares outstanding diluted	3,141,611	3,197,496

At December 31, 2015, there were 13,719 shares of restricted stock outstanding at a price of $10.25 per share and options to purchase 136,587 shares of common stock ranging from a price of $10.25 per share to a price of $13.31 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2014, there were 34,494 shares of restricted stock outstanding at a price of $10.25 per share and options to purchase 110,976 shares of common stock at a price of $9.15 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

4.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of investment securities available for sale and held to maturity are summarized as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$25,168,077	$615,222	$(93,362)	$25,689,937
Freddie Mac	10,161,730	82,167	(120,472)	10,123,425
Government National Mortgage Association	399,799	48,639	(2)	448,436
Collateralized mortgage obligations - government- sponsored entities	984,609	23,730	(16,865)	991,474
Total mortgage-backed securities	36,714,215	769,758	(230,701)	37,253,272
Corporate securities	16,921,170	88,731	(51,995)	16,957,906
Municipal securities	499,649	106	-	499,755
Total debt securities	54,135,034	858,595	(282,696)	54,710,933
Common stock	159,816	774	-	160,590

Total investment securities	$54,294,850	$859,369	$(282,696)	$54,871,523

F - 20

4.	INVESTMENT SECURITIES (Continued)

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage-backed securities:
Fannie Mae	$1,445,913	$94,904	$-	$1,540,817
Freddie Mac	39,424	1,991	-	41,415
Government National Mortgage Association	469,373	58,936	-	528,309
Collateralized mortgage obligations - government- sponsored entities	1,135,489	29,125	(13,241)	1,151,373
Total mortgage-backed securities	3,090,199	184,956	(13,241)	3,261,914
Corporate securities	8,292,849	159,204	(2,434)	8,449,619

Total debt securities	$11,383,048	$344,160	$(15,675)	$11,711,533

Held to maturity
Mortgage-backed securities:
Fannie Mae	$33,121,331	$1,378,136	$(61,305)	$34,438,162
Freddie Mac	11,620,203	247,896	(112,814)	11,755,285
Total mortgage-backed securities	$44,741,534	$1,626,032	$(174,119)	$46,193,447

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$8,990,826	$(93,362)	$-	$-	$8,990,826	$(93,362)
Freddie Mac	3,619,913	(13,501)	4,501,893	(106,971)	8,121,806	(120,472)
Government National Mortgage Association	1,332	(2)	-	-	1,332	(2)
Collateralized mortgage obligations - government- sponsored entities	515,046	(16,472)	5,257	(393)	520,303	(16,865)
Total mortgage-backed securities	13,127,117	(123,337)	4,507,150	(107,364)	17,634,267	(230,701)
Corporate securities	11,156,390	(51,995)	-	-	11,156,390	(51,995)

Total	$24,283,507	$(175,332)	$4,507,150	$(107,364)	$28,790,657	$(282,696)

F - 21

4.	INVESTMENT SECURITIES (Continued)

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Fannie Mae	$-	$-	$7,153,455	$(61,305)	$7,153,455	$(61,305)
Freddie Mac	1,946,251	(3,284)	5,210,889	(109,530)	7,157,140	(112,814)
Collateralized mortgage obligations - government- sponsored entities	220,486	(4,339)	239,587	(8,902)	460,073	(13,241)
Total mortgage-backed securities	2,166,737	(7,623)	12,603,931	(179,737)	14,770,668	(187,360)
Corporate securities	1,752,260	(519)	498,085	(1,915)	2,250,345	(2,434)

Total	$3,918,997	$(8,142)	$13,102,016	$(181,652)	$17,021,013	$(189,794)

The Company reviews its position quarterly and has asserted that at December 31, 2015 and 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 38 positions that were temporarily impaired at December 31, 2015. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Mortgage-backed securities provide for periodic, generally monthly, payments of principal and interest and have contractual maturities ranging from 3 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
2015	Cost	Value

Due within one year	$6,955,499	$6,959,758
Due after one year through five years	11,414,699	11,464,889
Due after five years through ten years	6,755,928	6,944,735
Due after ten years	29,008,908	29,341,551

Total	$54,135,034	$54,710,933

On August 1, 2015, the Company transferred all of its held-to-maturity investment securities, which consisted of $40.1 million in mortgage-backed securities, to available for sale. The purpose of this transfer was to provide additional liquidity and to provide the ability to reduce exposure to interest rate risk through the sale of longer-term securities. Subsequently, the Company sold three securities that were longer term in maturity to provide additional liquidity and to reduce exposure to interest rate risk.

For the year ended December 31, 2015, the Company realized gross gains of $560,367 and proceeds from the sale of investment securities of $8,616,069. There were no sales of securities during the year ended December 31, 2014.

F - 22

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,
	2015	2014
Mortgage loans:
One-to-four family	$144,242,214	$182,272,189
Multi-family and commercial	10,414,249	10,782,954
	154,656,463	193,055,143

Commercial loans	7,181	-
Home equity loans	2,827,816	2,040,458
Home equity lines of credit ("HELOCs")	2,459,848	1,521,341
Education loans	1,233,539	1,557,801
Other consumer loans	693	1,373
Noncovered loans purchased	466,805	639,092
Covered loans	11,686,062	14,457,364
	173,338,407	213,272,572
Less:
Net deferred loan fees	(112,670)	(279,098)
Allowance for loan losses	1,272,072	1,415,983

Total	$172,179,005	$212,135,687

The components of covered loans by portfolio class as of December 31, were as follows:

	2015	2014
Mortgage loans:
One-to-four family	$5,457,518	$7,846,156
Multi-family and commercial	6,200,152	6,438,651
	11,657,670	14,284,807
Commercial	28,392	172,557
Total loans	$11,686,062	$14,457,364

The outstanding balance, including interest, and carrying values of loans acquired were as follows at December 31:

	2015		2014
		Acquired Loans		Acquired Loans
	Acquired Loans	Without Specific	Acquired Loans	Without Specific
	with Specific	Evidence of	with Specific	Evidence of
	Evidence of	Deterioration in	Evidence of	Deterioration in
	Deterioration in	Credit Quality	Deterioration in	Credit Quality
	Credit Quality	(ASC 310-30	Credit Quality	(ASC 310-30
	(ASC 310-30)	Analogized)	(ASC 310-30)	Analogized)

Outstanding balance	$739,499	$17,776,069	$807,613	$22,933,822

Carrying amount, net of allowance	473,500	11,679,367	481,271	14,615,185

There was no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of December 31, 2015 and 2014.

F - 23

5.	LOANS RECEIVABLE (Continued)

Changes in the accretable yield for acquired loans were as follows for the years ended December 31:

	2015	2014
	Acquired Loans	Acquired Loans
	Without Specific	Without Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in
	Credit Quality	Credit Quality
	(ASC 310-30	(ASC 310-30
	Analogized)	Analogized)

Balance at beginning of period	$6,381,792	$7,791,222
Reclassifications and other	163,831	(331,946)
Accretion	(946,605)	(1,077,484)

Balance at end of period	$5,599,018	$6,381,792

The $946,605 and $1,077,484 recognized as accretion represents the interest income earned on these loans for the years ended December 31, 2015 and 2014, respectively. Included in reclassification and other for loans acquired without specific evidence of deterioration in credit quality was $1,311,425 and $530,696 of reclassifications from nonaccretable discounts to accretable discounts in 2015 and 2014, respectively. The remaining $(1,147,594) and $(862,642) change in the accretable yield represents reductions in contractual interest due to contractual principal prepayments during the periods ended December 31, 2015 and 2014, respectively.

The Company’s loan portfolio consists predominantly of one-to-four family unit first mortgage loans in the northwest suburban area of metropolitan Philadelphia, primarily in Montgomery and Bucks Counties. These loans are typically secured by first lien positions on the respective real estate properties and are subject to the Bank’s loan underwriting policies. In general, the Company’s loan portfolio performance at December 31, 2015 and 2014, is dependent upon the local economic conditions.

Mortgage loans serviced by the Company for others amounted to $23,893,154 and $28,441,343 at December 31, 2015 and 2014, respectively.

In the normal course of business, loans are extended to officers, directors, and corporations in which they are beneficially interested as stockholders, officers, or directors. A summary of loan activity for those officers and directors for the years ended December 31, 2015 and 2014, was as follows:

	2015	2014

Beginning Balance	$6,271,034	$6,232,634
Additions	25,993	1,083,650
Amounts Collected	(305,067)	(1,045,250)
Other	(136,007)	-

Ending Balance	$5,855,953	$6,271,034

A senior officer of the Company retired July 31, 2015. At that time, he had a mortgage loan and a HELOC totaling $136,007. Those loan balances are shown as deductions in the “other” column of the table above.

F - 24

6.	ALLOWANCE FOR LOAN LOSSES

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

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the Consolidated Balance Sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio, at December 31, 2015 and 2014. At December 31, 2015 and 2014, there is no allowance for loan losses related to loans covered by loss-share agreements with the FDIC.

F - 25

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the activity in the allowance for loan losses, balance in the allowance for loan losses, and recorded investment in loans by portfolio segment based on impairment method as of and for the years ended December 31:

	2015
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Unallocated	Total

Beginning balance	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983
Provision (credit) for loan losses	28,790	(121,030)	18	3,048	6,456	(1,201)	157,069	73,150
Charge-offs	(217,282)	-	-	-	-	-	-	(217,282)
Recoveries	221	-	-	-	-	-	-	221
Net (charge-offs) recoveries	(217,061)	-	-	-	-	-	-	(217,061)
Allowance at end of period	$774,482	$306,606	$18	$10,638	$17,055	$5,570	$157,703	$1,272,072

Ending balance	$774,482	$306,606	$18	$10,638	$17,055	$5,570	$157,703	$1,272,072
Ending balance : individually evaluated for impairment	$3,104	$-	$-	$-	$-	$-	$-	$3,104
Ending balance : collectively evaluated for impairment	$771,378	$306,606	$18	$10,638	$17,055	$5,570	$157,703	$1,268,968
Ending balance : loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance	$149,699,732	$16,614,401	$35,573	$2,827,816	$2,459,848	$1,701,037	$-	$173,338,407
Ending balance: individually Evaluated for impairment	$2,027,628	$604,554	$-	$52,803	$-	$-	$-	$2,684,985
Ending balance: collectively Evaluated for impairment	$142,214,586	$9,809,695	$7,181	$2,775,013	$2,459,848	$1,234,232	$-	$158,500,555
Ending balance: loans Acquired with deteriorated Credit quality	$5,457,518	$6,200,152	$28,392	$-	$-	$466,805	$-	$12,152,867

F - 26

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

	2014
	One-to-	Multi-Family				Education
	Four Family	and Commercial				and Other
	Real Estate	Real Estate	Commercial	Home Equity	HELOCs	Consumer	Unallocated	Total

Beginning balance	$908,591	$444,909	$-	$4,730	$2,922	$7,858	$9,003	$1,378,013
Provision (credit) for loan losses	225,905	(17,273)	-	2,860	7,677	(1,087)	(8,369)	209,713
Charge-offs	(171,743)	-	-	-	-	-	-	(171,743)
Recoveries	-	-	-	-	-	-	-	-
Net (charge-offs) recoveries	(171,743)	-	-	-	-	-	-	(171,743)
Allowance at end of period	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983

Ending balance	$962,753	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,415,983
Ending balance: individually evaluated for impairment	$10,870	$-	$-	$-	$-	$-	$-	$10,870
Ending balance: collectively evaluated for impairment	$951,883	$427,636	$-	$7,590	$10,599	$6,771	$634	$1,405,113
Ending balance: loans acquired with deterioriated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Ending balance	$190,118,345	$17,221,605	$172,557	$2,040,458	$1,521,341	$2,198,266	$-	$213,272,572
Ending balance: individually evaluated for impairment	$2,567,633	$632,717	$-	$60,475	$-	$-	$-	$3,260,825
Ending balance: collectively evaluated for impairment	$179,704,556	$10,150,237	$-	$1,979,983	$1,521,341	$1,559,174	$-	$194,915,291
Ending balance: loans acquired with deteriorated credit quality	$7,846,156	$6,438,651	$172,557	$-	$-	$639,092	$-	$15,096,456

Credit Quality Information

The following tables represent credit exposures by internally assigned grades at December 31, 2015 and 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful, and Loss within the internal risk rating system as of December 31:

F - 27

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

	2015		2014
	Multi-Family		Multi-Family
	and Commercial		and Commercial
	Real Estate	Commercial	Real Estate	Commercial

Pass	$13,335,644	$35,573	$14,171,027	$172,557
Special Mention	1,977,627	-	1,699,786	-
Substandard	1,301,130	-	1,350,792	-
Doubtful	-	-	-	-
Loss	-	-	-	-
Total	$16,614,401	$35,573	$17,221,605	$172,557

For one-to-four family real estate, home equity, HELOCs, and education and other consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they are on nonaccrual or become 90 days past due. The following table presents the recorded investment in the loan classes based on payment activity as of December 31:

	2015
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$147,714,397	$2,775,013	$2,459,848	$1,144,941	$400,682
Nonperforming	1,985,335	52,803	-	89,291	66,123
Total	$149,699,732	$2,827,816	$2,459,848	$1,234,232	$466,805

	2014
				Education	Noncovered
	One-to-Four	Home		and Other	Loans
	Family Real Estate	Equity	HELOCs	Consumer	Purchased

Performing	$188,046,379	$1,979,983	$1,521,341	$1,465,276	$639,092
Nonperforming	2,071,966	60,475	-	93,898	-
Total	$190,118,345	$2,040,458	$1,521,341	$1,559,174	$639,092

F - 28

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Information (Continued)

The following table presents an aging analysis of the recorded investment of past-due loans at December 31:

	2015
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$133,937	$98,977	$1,808,449	$2,041,363	$147,658,369	$149,699,732	$-
Multi-family and commercial real estate	94,508	204,633	139,091	438,232	16,176,169	16,614,401	-
Commercial	-	-	-	-	35,573	35,573	-
Home equity	52,803	-	-	52,803	2,775,013	2,827,816	-
HELOCs	-	-	-	-	2,459,848	2,459,848	-
Education and other consumer	17,413	-	89,291	106,704	1,127,528	1,234,232	-
Noncovered loans purchased	-	-	66,123	66,123	400,682	466,805	-
Total	$298,661	$303,610	$2,102,954	$2,705,225	$170,633,182	$173,338,407	$-

	2014
							Recorded
						Total	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

One-to-four family real estate	$58,481	$1,034,424	$1,798,213	$2,891,118	$187,227,227	$190,118,345	$-
Multi-family and commercial real estate	86,027	-	431,817	517,844	16,703,761	17,221,605	-
Commercial	-	-	-	-	172,557	172,557	-
Home equity	60,475	-	-	60,475	1,979,983	2,040,458	-
HELOCs	-	-	-	-	1,521,341	1,521,341	-
Education and other consumer	29,265	1,497	93,898	124,660	1,434,514	1,559,174	-
Noncovered loans purchased	78,650	14,676	-	93,326	545,766	639,092	-
Total	$312,898	$1,050,597	$2,323,928	$3,687,423	$209,585,149	$213,272,572	$-

Nonaccrual Loans

Loans are generally considered for nonaccrual status upon 90 days delinquency. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

F - 29

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Nonaccrual Loans (Continued)

On the following table are the loans on nonaccrual status as of December 31. The balances are presented by class of loans.

	2015	2014

One-to-four family real estate	$1,985,335	$2,071,966
Multi-family and commercial real estate	219,927	517,844
Home equity	52,803	60,475
Education and other consumer	89,291	93,898
Noncovered consumer loans purchased	66,123	-
Total	$2,413,479	$2,744,183

Interest income on loans would have increased by approximately $92,359 and $110,958 during the years ended December 31, 2015 and 2014, respectively, if these loans had performed in accordance with their original terms. Management evaluates commercial real estate loans which are 90 days or more past due for impairment.

Impaired Loans

The following table presents the recorded investment and unpaid principal balances for impaired loans and related allowance, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to-four family real estate	$2,149,908	$2,832,646	$-	$2,664,432	$16,340
Multi-family and commercial real estate	924,634	1,079,027	-	1,035,219	36,782
Commercial	-	32,077	-	-	2,368
Consumer	66,123	66,123	-	27,551	-
Home equity	52,803	55,309	-	55,920	-

With an allowance recorded:
One-to-four family real estate	$149,842	$154,345	$3,104	$367,712	$14,934

Total:
One-to-four family real estate	$2,299,750	$2,986,991	$3,104	$3,032,144	$31,274
Multi-family and commercial real estate	924,634	1,079,027	-	1,035,219	36,782
Commercial	-	32,077	-	-	2,368
Consumer	66,123	66,123	-	27,551	-
Home equity	52,803	55,309	-	55,920	-

F - 30

6.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans (Continued)

	December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to-four family real estate	$2,226,812	$2,823,616	$-	$2,227,366	$31,195
Multi-family and commercial real estate	1,239,500	1,544,656	-	1,129,324	43,842
Commercial	-	84,010	-	-	4,352
Home equity	60,475	60,925	-	5,040	-

With an allowance recorded:
One-to-four family real estate	$675,473	$676,073	$10,870	$682,676	$19,064

Total:
One-to-four family real estate	$2,902,285	$3,499,689	$10,870	$2,910,042	$50,259
Multi-family and commercial real estate	1,239,500	1,544,656	-	1,129,324	43,842
Commercial	-	84,010	-	-	4,352
Home equity	60,475	60,925	-	5,040	-

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

There were no loan modifications that are considered troubled debt restructurings completed during the year ended December 31, 2015.

Loan modifications that are considered troubled debt restructurings completed during the year ended December 31, 2014, were as follows:

	December 31, 2014
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

One-to-four family real estate	1	$28,615	$28,615
Total	1	$28,615	$28,615

For the year ended December 31, 2014, one loan was granted a term concession. There were no troubled debt restructurings modified during 2014 and 2013 that subsequently defaulted during the years ended December 31, 2015 and 2014.

F - 31

7.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following as of December 31:

	2015	2014

Land	$60,000	$60,000
Buildings	7,028,413	7,019,371
Furniture, fixtures, and equipment	3,204,310	3,173,568
	10,292,723	10,252,939
Less accumulated depreciation	6,294,314	5,995,213

Total	$3,998,409	$4,257,726

Depreciation expense amounted to $353,267 and $433,766 for the years ended December 31, 2015 and 2014, respectively.

8.	DEPOSITS

Deposit accounts are summarized as follows as of December 31:

	2015		2014
	Amount	%	Amount	%

Noninterest-bearing demand	$6,136,545	3.26%	$6,482,695	3.25%
NOW accounts	15,712,121	8.35	13,562,430	6.80
Money market deposit	33,809,176	17.96	37,259,728	18.67
Savings	29,879,155	15.88	28,589,859	14.33
	85,536,997	45.45	85,894,712	43.05

Time deposits:
0.01 - 0.99%	25,476,377	13.53	35,133,409	17.60
1.00 - 1.99%	47,047,853	25.00	45,935,921	23.02
2.00 - 3.99%	30,161,055	16.02	32,589,955	16.33
	102,685,285	54.55	113,659,285	56.95

Total	$188,222,282	100.00%	$199,553,997	100.00%

The scheduled maturities of time deposits as of December 31, 2015, are as follows:

One year or less	$39,633,658
More than one year to two years	26,246,268
More than two years to three years	17,103,964
More than three years to four years	6,380,753
More than four years to five years	4,079,145
More than five years	9,241,497
Total	$102,685,285

Time deposits include those in denominations of $250,000 or more. Such deposits aggregated $6,371,546 and $6,951,417 at December 31, 2015 and 2014, respectively.

F - 32

8.	DEPOSITS (Continued)

The scheduled maturities of time deposits in denominations of $250,000 or more at December 31, 2015, are as follows:

Within three months	$686,967
Three through six months	-
Six through twelve months	1,402,423
Over twelve months	4,282,156

Total	$6,371,546

Interest expense by deposit category is as follows:

	Year Ended December 31,
	2015	2014

NOW accounts	$23,302	$25,852
Money market deposit	131,577	128,366
Savings	43,188	68,534
Time deposits	1,490,997	1,492,157

Total	$1,689,064	$1,714,909

9.	FHLB ADVANCES – LONG-TERM

The following table sets forth information concerning FHLB advances – long-term:

			Weighted-	Stated Interest
	Maturity Range		Average	Rate Range		At December 31,
Description	From	To	Interest Rate	From	To	2015	2014

Convertible	03/19/18	08/27/18	3.08%	2.13%	4.15%	$17,000,000	$17,000,000
Fixed rate	06/01/16	10/12/21	2.47	1.81	3.23	34,000,000	37,000,000
Mid-term repo fixed	06/20/16	06/24/16	1.13	1.06	1.17	5,000,000	5,000,000

	Total					$56,000,000	$59,000,000

Payments of FHLB borrowings are summarized as follows:

	December 31, 2015
		Weighted-
December 31,	Amount	Average Rate

2016	$7,000,000	1.42%
2018	28,000,000	2.62
2019	8,000,000	2.51
2020	9,000,000	2.83
2021	4,000,000	3.21
Total	$56,000,000	2.53%

At December 31, 2015, the Company had three convertible select borrowings, fourteen fixed-rate borrowings, and two mid-term repo fixed borrowings. These borrowings mature from June 2016 through October 2021. All borrowings require quarterly payments of interest only. The convertible select borrowings are convertible to variable-rate advances on specific dates at the discretion of the FHLB. Should the FHLB convert these advances, the Bank has the option of accepting the variable rate or repaying the advance without penalty.

F - 33

9.	FHLB ADVANCES – LONG-TERM (Continued)

All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as investment securities and mortgage loans which are owned by the Bank free and clear of any liens or encumbrances. In addition, the Company has a maximum borrowing capacity of $119.5 million with the FHLB at December 31, 2015.

10.	INCOME TAXES

The provision for income taxes consists of:

	Year Ended December 31,
	2015	2014

Current tax expense	$(32,309)	$519,789
Deferred taxes	102,768	(466,242)

Total	$70,459	$53,547

The tax effects of deductible and taxable temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities, respectively, are as follows:

	Year Ended December 31,
	2015	2014

Deferred tax assets:
Allowance for loan losses	$431,389	$480,319
Deferred compensation	1,639,399	2,008,061
Deferred health care	56,381	59,233
State net operating loss carryforward	47,569	79,623
Goodwill	212,036	230,094
Premises and equipment	36,949	3,292
Other	185,485	199,665
Total gross deferred tax assets	2,609,208	3,060,287
Valuation allowance	(47,565)	(79,623)
Total net deferred tax assets	2,561,643	2,980,664

Deferred tax liabilities:
Prepaid insurance	44,312	74,211
Deferred gain on FDIC-assisted acquisition	287,206	573,564
Net unrealized gain on securities	196,069	111,685
Total gross deferred tax liabilities	527,587	759,460

Net deferred tax assets	$2,034,056	$2,221,204

The valuation allowance as of December 31, 2015 and 2014, consisted of a 100 percent allowance against specific deferred tax assets. These deferred tax assets are subject to expiration periods ranging from one year to three years. It could not be determined that it was more than likely that the Company would be in a taxable position adequate to utilize these deferred tax assets prior to their expiration. These deferred tax assets consist of the Pennsylvania Mutual Thrift tax loss carryforward. A valuation allowance was not established at December 31, 2015 and 2014, for the remaining deferred tax assets, in view of certain tax strategies, coupled with the anticipated future taxable income.

F - 34

10.	INCOME TAXES (Continued)

The reconciliation of the federal statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015		2014
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$(23,040)	(34.0)%	$23,998	34.0%
Share-based compensation expense	69,277	102.2	41,389	58.6
Other, net	24,222	35.7	(11,840)	(16.7)
Actual tax expense and effective rate	$70,459	103.9%	$53,547	75.9%

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2012.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

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

F - 35

11.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments (Continued)

The off-balance sheet commitments consisted of the following:

	December 31,
	2015	2014

Commitments to extend credit	$268,000	$1,394,997
Unused lines of credit	4,373,408	4,977,461

Commitments to extend credit consist of fixed-rate commitments with interest rates ranging from 3.00 percent to 4.25 percent at December 31, 2015. The commitments outstanding at December 31, 2015, contractually mature in less than one year.

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

12.	EMPLOYEE BENEFITS

Benefit Plan

The Company has a defined contribution pension plan (the “Plan”) for all regular full-time employees meeting certain eligibility requirements. Annual contributions are discretionary but will not exceed 15 percent of eligible employees’ salaries. The Plan may be terminated at any time at the discretion of the Board of Directors. There were no contributions made to the profit-sharing portion of the Plan for the years ended December 31, 2015 and 2014.

The Plan includes provisions to include employee and employer 401(k) contributions. Under the Plan, the Company will match 100 percent of the employees’ eligible contributions, up to the maximum of 5 percent of each qualifying employee’s salary, and an additional 10 percent of each non-qualifying employee’s salary. The Company contributions for the 401(k) plan were $105,952 and $201,178 for the years ended December 31, 2015 and 2014, respectively.

Employee Stock Ownership Plan (“ESOP”)

The Company maintains an ESOP for the benefit of employees who meet the eligibility requirements, which include having completed one year of service with the Company or its subsidiary and attained age 18. The ESOP trust acquired 139,421 shares of the Company’s stock from proceeds from a loan with the Company. During 2012, the ESOP trust purchased 136,693 additional shares from the proceeds from an additional loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The ESOP trust’s outstanding loans bear interest at 8.25 and 3.25 percent and require annual payments of principal and interest of $153,439 and $95,650 through December of 2021 and 2026, respectively.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $236,026 and $161,611 for the years ended December 31, 2015 and 2014, respectively.

F - 36

12.	EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”) (Continued)

The following table presents the components of the ESOP shares:

	December 31,
	2015	2014

Allocated shares	113,826	94,699

Unreleased shares	162,288	181,415

Total ESOP shares	276,114	276,114

Fair value of unreleased shares	$1,872,804	$1,895,787

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

Restricted Stock

In connection with the 2013 Equity Incentive Plan, the Company awarded 61,464 shares of restricted stock to directors, officers, and other employees of the Company on November 9, 2013. These shares vest over a five-year period ending in 2018. Compensation expense related to the vesting of shares was $84,936 and $115,501 for the years ended December 31, 2015 and 2014. As of December 31, 2015, approximately $178,508 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value

Nonvested at December 31, 2014	38,245	$10.25
Granted	-	-
Vested	6,148	10.25
Forfeited	13,658	10.25

Nonvested at December 31, 2015	18,439	$10.25

Stock Options

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

F - 37

12.	EMPLOYEE BENEFITS (Continued)

Stock Option Plan (Continued)

The following table is a summary of the Company’s stock option activity and related information for its option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	December 31,	Exercise	Contractual	Intrinsic
	2015	Price	Term (in years)	Value

Outstanding, beginning	282,362	$9.15	5.09	366,681
Granted	68,295	13.26	-	-
Exercised	15,580	8.64	-	-
Forfeited	126,328	9.03	-	-

Outstanding, ending	208,749	$10.61	6.25	311,799

Vested and exercisable at period-end	99,478	$8.94	3.36	258,937

The following table summarizes the Company’s nonvested options and changes therein during the year ended December 31, 2015:

		Weighted-
		Average
	Number of	Grant Date
	Stock Options	Fair Value

Nonvested at December 31, 2014	88,781	$3.05
Granted	68,295	4.42
Vested	13,658	3.05
Forfeited	34,147	3.05

Nonvested at December 31, 2015	109,271	$3.91

Supplemental Retirement Plans

The Company has supplemental retirement plans (“SRPs”) that cover three former officers and one current senior officer of the Bank. At December 31, 2015 and 2014, $2,033,918 and $2,142,579, respectively, has been accrued under these SRPs, and this liability and the related deferred tax asset of $691,532 and $728,477, respectively, are recognized in the financial statements.

The SRPs provide an annual salary continuation benefit to the officers following their termination of employment.  The SRP for a former president of the Bank provides an annual benefit, payable for the lifetime of the former president, of $75,000 adjusted annually for the change in the consumer price index. The current annual benefit is $123,000. If the former president predeceases his spouse, his surviving spouse will be entitled to a reduced benefit for the remainder of her lifetime. The SRP for the second former president provides a lifetime annual benefit equal to 60 percent of his final full year annual gross taxable compensation adjusted annually for the change in the consumer price index or 4 percent, whichever is higher. The current annual benefit is $122,000. The SRPs for one current and one former senior officer provide for an annual benefit at the rate of $50,000 per year for 20 years. If the officer terminates employment prior to age 65, the SRP benefit commences on the earlier of five years after retirement or age 65. Otherwise, the SRP benefit commences following termination of employment. The Company records periodic accruals for the cost of providing such benefits by charges to income.

F - 38

12.	EMPLOYEE BENEFITS (Continued)

Supplemental Retirement Plan (Continued)

The following table illustrates the components of the net periodic benefit cost for the supplemental retirement plan:

	For the Year Ended
	December 31,
	2015	2014

Components of net periodic benefit cost:
Service cost	$83,171	$372,562
Interest cost	95,582	106,486

Net periodic benefit cost	$178,753	$479,048

Additionally, the Company has an obligation to provide a post-retirement death benefit to the designated beneficiary of a former president of the Bank. There are two components to the death benefit. The first is a lump sum benefit of $2,000,000. This benefit is not conditioned on or linked to any life insurance policy. The second component is an amount equal to 40% of the proceeds in excess of $2,000,000 payable on the death of the former president under a life insurance policy held by the Bank, provided that the total after-tax benefit does not exceed $4,000,000. At December 31, 2015 and 2014, $2,628,815 and $2,476,087, respectively, have been accrued related to this liability and the related deferred tax assets of $651,488 and $592,760, respectively, are recognized in the financial statements.

Under the SRPs with one former and one current officer, if the executive dies during the benefit payment period, the executive’s designated beneficiary will receive a lump sum payment equal to the remaining payments. If the executive dies prior to retirement, his designated beneficiary will receive a lump sum payment of $1,000,000 under a split-dollar life insurance agreement with the executive.

The Company funded life insurance policies with an aggregate amount of $3,085,000 on the lives of former and current officers that currently have total death benefits of $11,975,329. The cash surrender value of these policies totaled $4,257,456 and $4,268,181 at December 31, 2015 and 2014, respectively.

The Company maintains a nonqualified deferred compensation plan for one senior officer whereby the participant is able to defer compensation to be matched 100 percent by the Company. The deferral, match, and earnings thereon are held in Rabbi Trusts. The Rabbi Trust assets are included in other assets, and the related deferred compensation payable is included in other liabilities. The Rabbi Trust asset and the related deferred compensation payable at December 31, 2015, was $882,619. Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable. Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable. There is no net income statement effect.

13.	REGULATORY RESTRICTIONS

Federal Reserve Cash Requirements

The Bank is required to maintain average cash reserve balance in vault cash or with the Federal Reserve Bank. There was no restricted cash reserve balance at December 31, 2015.

Regulatory Capital Requirements

Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of total and Tier 1 capital to risk-weighted assets and of core capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes, as of December 31, 2015 and 2014, the Bank met all capital adequacy requirements to which it is subject.

F - 39

13.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully phased in on a global basis on January 1, 2019. The new regulations established a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of tangibles treated as capital and certain types of instruments, and change the risk weightings of certain assets used to determine requirement capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to bank holding companies and their subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Polonia Bank, a common equity Tier 1 capital ratio of 4.5 percent became effective on January 1, 2015. The new capital rules also increased the current minimum of Tier 1 capital ratio from 4.0 percent to 6.0 percent beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5 percent in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100 percent to 150 percent for certain acquisition, development and construction loans and more than 90-day past-due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Bank holding companies are generally subject to statutory capital requirements, which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015. However, the Small Banking Holding Company Policy Statement exempts certain small bank holding companies like the Company from those requirements provided that they meet certain conditions.

As of December 31, 2015 and 2014, the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity, and core capital ratios must be at least 10.0 percent, 8.0 percent, 6.5 percent, and 5.0 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s category.

The following table reconciles the Bank’s capital under U.S. generally accepted accounting principles to regulatory capital.

	December 31,
	2015	2014
		(as restated)
Total stockholders' equity	$32,621,553	$32,475,897
Accumulated other comprehensive income	(380,093)	(216,800)

Tier 1, common equity, and core capital	32,241,460	32,259,097

Qualifying allowance for loan losses	1,272,072	1,415,983

Total risk-based capital	$33,513,532	$33,675,080

F - 40

13.	REGULATORY RESTRICTIONS (Continued)

Regulatory Capital Requirements (Continued)

The Bank’s actual capital ratios are presented in the following table:

	December 31,
	2015		2014
	Amount	Ratio	Amount		Ratio
			(as restated)
Total capital
(to risk-weighted assets)

Actual	$33,513,532	25.03%		$33,675,080	20.99%
For capital adequacy purposes	10,709,920	8.00		12,834,640	8.00
To be well capitalized	13,387,400	10.00		16,043,300	10.00

Tier 1 capital
(to risk-weighted assets)

Actual	$32,241,460	24.08%		$32,259,097	20.11%
For capital adequacy purposes	5,354,960	6.00		6,417,320	4.00
To be well capitalized	8,032,440	8.00		9,625,980	6.00

Common equity tier 1 capital
(to risk-weighted assets)

Actual	$32,241,460	24.08%	$	N/A	N/A %
For capital adequacy purposes	6,024,330	4.50		N/A	N/A
To be well capitalized	8,701,810	6.50		N/A	N/A

Core capital
(to adjusted assets)

Actual	$32,241,460	10.75%		$32,259,079	10.66%
For capital adequacy purposes	11,997,400	4.00		12,102,101	4.00
To be well capitalized	14,996,750	5.00		15,127,626	5.00

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

F - 41

14.	FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value as of December 31, 2015 and 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2015
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$37,253,272	$-	$37,253,272
Corporate securities	-	16,957,906	-	16,957,906
Municipal securities	-	499,755	-	499,755
Common stock	160,590	-	-	160,590
	$160,590	$54,710,933	$-	$54,871,523

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Investment securities available for sale:
Mortgage-backed securities	$-	$3,261,914	$-	$3,261,914
Corporate securities	-	8,449,619	-	8,449,619
	$-	$11,711,533	$-	$11,711,533

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014, are as follows:

	December 31, 2015
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$3,340,206	$3,340,206
Other real estate owned	-	-	182,360	182,360

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$4,191,390	$4,191,390
Other real estate owned	-	-	489,837	489,837

F - 42

14.	FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2015
	Quantitative Information About Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
	Estimate	Techniques	Input	Range	Average

Impaired loans	$1,827,370	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	8%
			Liquidation
			expenses (2)	0% to 6%	5%

	1,512,836	Discounted	Discount rates	5% to 8%	7%
		cash flows

Other real estate owned	182,360	Appraisal of	Liquidation
		collateral (1)	expenses (2)	6%	6%

	December 31, 2014
	Quantitative Information About Level III Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
	Estimate	Techniques	Input	Range	Average

Impaired loans	$1,624,037	Appraisal of	Appraisal
		collateral (1)	adjustments (2)	0% to 20%	9%
			Liquidation
			expenses (2)	0% to 6%	4%

	2,567,353	Discounted	Discount rates	5% to 8%	6%
		cash flows

Other real estate owned	489,837	Appraisal of	Liquidation
		collateral (1)	expenses (2)	6%	6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

F - 43

14.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements at
	December 31, 2015
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$31,137,216	$31,137,216	$31,137,216	$-	$-
Certificates of deposit	15,980,000	16,019,950	-	-	16,019,950
Investment securities available for sale	54,871,523	54,871,523	160,590	54,710,933	-
Net loans receivable	172,179,005	172,746,996	-	-	172,746,996
Accrued interest receivable	671,994	671,994	671,994	-	-
Federal Home Loan Bank stock	3,659,700	3,659,700	3,659,700	-	-
Bank-owned life insurance	4,257,456	4,257,456	4,257,456	-	-
FDIC idemnification asset	473,951	473,951	-	-	473,951

Financial liabilities:
Deposits	$188,222,282	$190,019,274	$85,536,997	$-	$104,482,277
FHLB advances - long-term	56,000,000	57,596,000	-	-	57,596,000
Advances by borrowers
for taxes and insurance	988,906	988,906	988,906	-	-
Accrued interest payable	139,397	139,397	137,397	-	-

	Fair Value Measurements at
	December 31, 2014
	Carrying Value	Fair Value	Level I	Level II	Level III

Financial assets:
Cash and cash equivalents	$12,174,230	$12,174,230	$12,174,230	$-	$-
Investment securities:
Available for sale	11,711,533	11,711,533	-	11,711,533	-
Held to maturity	44,741,534	46,193,447	-	46,193,447	-
Loans held for sale	4,221,438	4,221,438	4,221,438	-	-
Net loans receivable	212,135,687	213,022,071	-	-	213,022,071
Accrued interest receivable	788,684	788,684	788,684	-	-
Federal Home Loan Bank stock	3,843,500	3,843,500	3,843,500	-	-
Bank-owned life insurance	4,268,181	4,268,181	4,268,181	-	-
FDIC idemnification asset	1,417,355	1,417,355	-	-	1,417,355

Financial liabilities:
Deposits	$199,553,997	$201,952,208	$85,894,712	$-	$116,057,496
FHLB advances - long-term	59,000,000	60,711,000	-	-	60,711,000
Advances by borrowers
for taxes and insurance	1,208,824	1,208,824	1,208,824	-	-
Accrued interest payable	143,798	143,798	143,798	-	-

F - 44

14.	FAIR VALUE MEASUREMENTS (Continued)

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

Certificates of Deposit

Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for certificates of similar remaining maturities.

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

F - 45

14.	FAIR VALUE MEASUREMENTS (Continued)

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 11.

F - 46

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the years ended December 31, 2015 and 2014, is as follows:

Accumulated Other
Comprehensive Income (1)
Unrealized
Gains (Losses)
on Securities
Available for Sale

Balance at December 31, 2013	$264,360

Other comprehensive loss before reclassifications	(47,560)

Period change	(47,560)

Balance at December 31, 2014	216,800

Other comprehensive gain before reclassifications	533,646

Amounts reclassified from accumulated other comprehensive income	(369,842)

Period change	163,804

Balance at December 31, 2015	$380,604

Details regarding amounts reclassified from accumulated other comprehensive income during the period ended December 31, 2015, is as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income
		Affected Line Item in the
Details About Accumulated Other Comprehensive Income Components	For the Year Ended December 31, 2015	Consolidated Statement of Income
Investment securities available for sale (1):
Net investment securities gains reclassified into earnings	$560,367	Gain on sales of investment securities, net
Related income tax expense	(190,525)	Income taxes
Total reclassifications for the period	$369,842

(1)	For additional details related to unrealized gains on investment securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Investment Securities.”

There were no amounts reclassified from accumulated other comprehensive income for the year ended December 31, 2014.

F - 47

16.	PARENT COMPANY

Condensed financial statements of Polonia Bancorp, Inc. are as follows:

CONDENSED BALANCE SHEET

	December 31,
	2015	2014
		(as restated)
ASSETS
Cash	$5,154,481	$4,994,414
Investment securities available for sale	160,590	-
Loans receivable	1,576,540	1,729,815
Investment in subsidiary	31,045,014	30,746,082
Other assets	63,557	52,690

TOTAL ASSETS	$38,000,182	$37,523,001

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$499,609	$583,345
Stockholders' equity	37,500,573	36,939,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,000,182	$37,523,001

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
	2015	2014

INCOME
ESOP loan interest income	$95,814	$104,580
Investment income	20,410	22,041
Total income	116,224	126,621

EXPENSES	271,046	278,637

Loss before income tax benefit	(154,822)	(152,016)
Income tax benefit	34,235	35,867

Loss before equity in undistributed earnings of subsidiary	(120,587)	(116,149)
Equity in undistributed earnings of subsidiary	(17,636)	133,185

NET INCOME (LOSS)	$(138,223)	$17,036

COMPREHENSIVE INCOME (LOSS)	$25,581	$(30,524)

F - 48

16.	PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(138,223)	$17,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	17,636	(133,185)
Increase in accrued interest receivable	(593)	-
Stock compensation expense	411,612	358,740
Other, net	(94,273)	(108,924)
Net cash provided by operating activities	196,159	133,667

INVESTING ACTIVITIES
Purchase of investment securities available for sale	(159,816)	-
Net cash used for investing activities	(159,816)	-

FINANCING ACTIVITIES
Exercise of option shares	134,585	-
Repurchase of stock	(10,861)	(1,805,722)
Net cash provided by (used for) financing activities	123,724	(1,805,722)

Increase (decrease) in cash	160,067	(1,672,055)

CASH AT BEGINNING OF PERIOD	4,994,414	6,666,469

CASH AT END OF PERIOD	$5,154,481	$4,994,414

17.	REGULATORY AGREEMENT

Effective October 21, 2014, Polonia Bank and the OCC entered into a formal written agreement (the “Agreement”). The Agreement requires the Bank to obtain regulatory approval prior to incurring any debt, repurchasing any of its stock, or paying any dividends. In addition, the Bank is required to maintain a leverage ratio of at least 10 percent and a total capital ratio of at least 15 percent. As of December 31, 2015, management believes the Bank was in compliance with all covenants included in the Agreement. The Agreement will remain in place until terminated by the OCC.

F - 49